Form 10-Q
period 2021-06-30
Minority Equality Opportunities Acquisition Inc.
filed 2021-10-12
CIK 1859310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40756

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.
(Exact name of registrant as specified in its charter)

Delaware	86-3436718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Executive Court Waxahachie, Texas 75165
(Address of Principal Executive Offices, including zip code)

(214) 444-7321
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, and one Warrant	MEOAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	MEOA	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	MEOAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of October 12, 2021, there were 12,808,125 shares of the Class A Common Stock, par value $0.0001 per share, and 3,162,500 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.
Form 10-Q For the Quarter Ended June 30, 2021

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of June 30, 2021	1
	Unaudited Condensed Statements of Operations for the three-months ended June 30, 2021 and for the period from February 18, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statement of Changes in Stockholder’s Equity for the period from February 18, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 18, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22

Part II. Other Information		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

Part III. Signatures		25

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021
(unaudited)
Assets:
Cash	$4,680
Total current assets	4,680
Deferred offering costs	234,357
Total assets	$239,037

Liabilities and Stockholder’s Equity
Accrued offering costs and expenses	$180,235
Promissory Note - Related Party	34,434
Total current liabilities	214,669

Commitments and Contingencies

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,162,500 shares issued and outstanding(1)	316
Additional paid-in capital	24,684
Accumulated deficit	(632)
Total stockholder’s equity	24,368
Total Liabilities and Stockholder’s Equity	$239,037

(1)	Includes up to 412,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On August 25, 2021, the Company effected a stock dividend of 1/10th of a share per outstanding share, and all shares have been retroactively restated to reflect such dividend (see Note 8). As a result of the underwriter’s election to fully exercise the over-allotment option on August 30, 2021, the founder shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the period from February 18, 2021 (inception) through June 30, 2021
Formation and operating cost	$85	$632
Loss from Operations	(85)	(632)
Net loss	$(85)	$(632)

Basic and diluted weighted average shares outstanding(1)	2,750,000	2,750,000
Basic and diluted net income per common share	$0.00	$0.00

(1)	Excludes up to 412,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s election to fully exercise the over-allotment option on August 30, 2021, the founder shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of February 18, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(547)	(547)
Balance as of March 31, 2021 (unaudited)	—	$—	$—	$(547)	$(547)
Issuance of Class B common stock to Sponsor	3,162,500	316	24,684	—	25,000
Net income	—	—	—	(85)	(85)
Balance as of June 30, 2021 (unaudited)	3,162,500	$316	$24,684	$(632)	$24,368

(1)	Includes up to 412,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On August 25, 2021, the Company effected a stock dividend of 1/10th of a share per outstanding share, and all shares have been retroactively restated (see Note 8). As a result of the underwriter’s election to fully exercise their over-allotment option on August 30, 2021, the founder shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash flows from operating activities:
Net loss	$(632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in current assets and liabilities:
Accrued expenses	547
Net cash used in operating activities	(85)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	20,000
Payment of deferred offering costs	(15,235)
Net cash provided by financing activities	4,765

Net change in cash	4,680
Cash, beginning of the period	-
Cash, end of the period	$4,680

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by promissory note – related party	$14,434
Accrued deferred offering costs	$179,688
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2021

Note 1 — Organization and Business Operations

Minority Equality Opportunities Acquisition Inc. (the “Company”) was incorporated as a Delaware corporation on February 18, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. The Company may pursue an initial Business Combination target in any business or industry.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Minority Equality Opportunities Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). Subsequent to June 30, 2021, the registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on August 25, 2021 (the “Effective Date”). On August 30, 2021, the Company consummated the IPO of 12,650,000 units (the “Units”, and with respect to the Class A common stock included in the units, the “public shares”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 1,650,000 Units, at $10.00 per Unit generating gross proceeds of $126,500,000, which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,027,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Sponsor and to Maxim Partners LLC, generating gross proceeds to the Company of $6,027,500, which is described in Note 4. A total of 5,395,000 Private Placement Warrants were issued to the Sponsor and a total of 632,500 Private Placement Warrants were issued to Maxim Partners LLC.

The Company also issued 158,125 shares of Class A common stock to Maxim Group LLC (“Maxim”), the representative of the underwriters, which is deemed compensation by FINRA and therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the IPO (the “representative’s common stock”). Additionally, Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial Business Combination within 12 months from the closing of the IPO (or 21 months from the closing of the IPO if the Company extends the period of time to consummate the initial Business Combination).

Transaction costs amounted to $8,998,713, consisting of $2,403,500 of underwriting fees, $4,554,000 of deferred underwriting fees (see Note 6), $586,779 of other offering costs, and $1,454,434 of the fair value of the representative’s common stock. Of the $8,998,713 aggregate transaction costs, $741,209 was allocated to expense associated with the warrant liability.

Following the closing of the IPO on August 30, 2021, an amount of $128,397,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited in a trust account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the initial Business Combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation: (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the IPO (or 21 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination); or (ii) with respect to any other material provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 12 months from the closing of the IPO (or 21 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination), subject to applicable law.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination; or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under the law or stock exchange listing requirements. The Company will provide the public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to voting on the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially $10.15 per public share.

The Company will have only 12 months from August 30, 2021, the closing of the IPO (or 21 months from the closing of the IPO if the Company extends the period of time to consummate the initial Business Combination) (the “Combination Period”), to complete the initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination by up to three additional three-month periods (up to a maximum of 21 months from the closing of the IPO). Pursuant to the terms of the Company’s certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination, the sponsor or its affiliates or designees must deposit into the trust account, for each additional three-month period, $1,100,000, or up to $1,265,000 if the underwriters exercise the over-allotment option in full ($0.10 per share), on or prior to the date of the deadline with respect to such three-month extension period. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

The initial stockholders, Sponsor, executive officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the certificate of incorporation: (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period; or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share; and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $4,680 in cash and a working capital deficit of $209,989 (excluding deferred offering costs). The Company’s liquidity needs up to June 30, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5).

After consummation of the IPO on August 30, 2021, the Company had approximately $1.6 million in its operating bank account, and working capital of approximately $0.8 million. On September 3, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000 (see Note 9). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s balance sheet dated August 30, 2021, filed on Form 8-K on September 3, 2021, a portion of the public shares were classified as permanent equity to maintain shareholder’s equity above $5 million on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its shareholder’s equity above $5 million as “shares not subject to redemption.” However, in light of recent comment letters issued by the SEC to multiple special purpose acquisition companies, management re-evaluated the Company’s accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of August 30, 2021, should be revised to report all public shares as temporary equity. As such the Company is revising its August 30, 2021 balance sheet in this Quarterly Report.

Impact of the Revision

The impact to the balance sheet dated August 30, 2021, filed on Form 8-K on September 3, 2021 related to the impact of accounting for all public shares as temporary equity resulted in a $23.5 million increase to the Class A common stock subject to redemption mezzanine equity line item on August 30, 2021 and an offsetting decrease to total stockholder’ equity which is reflected in the changes to the Class A common stock, additional paid in capital, and accumulated deficit lines.

	As of August 30, 2021
	As Previously Reported	Revision Adjustment	As Revised
Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value of $10.15	$104,917,708	$23,479,792	$128,397,500
Stockholders’ equity
Class A common stock - $0.0001 par value	247	(231)	16
Class B common stock - $0.0001 par value	316	—	316
Additional paid-in-capital	5,745,824	(5,745,824)	—
Accumulated deficit	(746,385)	(17,733,737)	(18,480,122)
Total stockholders’ equity	$5,000,002	$(23,479,792)	$(18,479,790)
Shares subject to possible redemption	10,336,720	2,313,280	12,650,000

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from February 18, 2021 (inception) to April 21, 2021 as filed with the SEC on August 27, 2021. The interim results for the three months ended June 30, 2021 and for the period from February 18, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering.  Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received.  Upon closing of the IPO on August 30, 2021, offering costs associated with warrant liabilities were expensed, and offering costs associated with the Class A common stock were charged to stockholders’ equity. Transaction costs amounted to $8,998,713, of which $741,209 were allocated to expense associated with the warrant liability.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Class A Common Stock Subject to Possible Redemption

As of June 30, 2021, there were no Class A common stock issued or outstanding. The Company will account for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liability

The Company evaluated the Public Warrants and Private Placement Warrants to be issued in connection with the IPO (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants will be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 412,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the three months ended June 30, 2021 and for the period from February 18, 2021(inception) through June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. At June 30, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Units

On August 30, 2021, the Company sold 12,650,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,650,000 Units, at a purchase price of $10.00 per Unit (see Note 8). Each Unit consists of one share of Class A common stock, and one warrant to purchase one share of Class A common stock (the “Public Warrants”).

Public Warrants

As of June 30, 2021, no warrants were outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit.

The Company is not registering the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within 60 business days after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Redemption of warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and Maxim Partners LLC purchased an aggregate of 6,027,500 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,027,500. An aggregate of 5,395,000 Private Placement Warrants were purchased by the Sponsor and an aggregate of 632,500 Private Placement Warrants were purchased by Maxim Partners LLC. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account (see Note 8).

The Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor, Maxim Partners LLC or their permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor, Maxim Partners LLC or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the IPO. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Note 6 — Related Party Transactions

Founder Shares

In April 2021, the Sponsor paid $25,000 of deferred offering costs on behalf of the Company in exchange for 2,875,000 shares of Common stock (the “founder shares”). On August 26, 2021, the Company effected a stock dividend of 287,500 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 3,162,500 founder shares, including up to 412,500 founder shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment was not exercised. All shares have been restated retroactively (see Note 8). As a result of the underwriters’ election to fully exercise their over-allotment option on August 30, 2021, none of the founder shares were subject to forfeiture any longer (see Note 8).

The initial stockholders have agreed not to transfer, assign, or sell any of their founder shares until the earlier to occur of: (i) one year after the date of the consummation of the initial Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares (the “Lock-up”).

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the IPO. Through June 30, 2021, the Company had borrowed $34,434 under the promissory note. Subsequent to June 30, 2021, through the closing of the IPO on August 30, 2021, the Company had borrowed an additional $251,334 under the promissory note and on September 3, 2021, the Company repaid the promissory note balance of $285,778 in full (see Note 8).

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor and Maxim Partners LLC. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2021, no administrative fees had been recorded or paid.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, representative’s common stock, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement dated August 25, 2021, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years after the effective date of the registration statement for the IPO and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 1,650,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On August 30, 2021, the underwriter fully exercised its over-allotment option (see Note 8).

The underwriter is entitled to a deferred underwriting discount of 3.6% of the gross proceeds of the Initial Public Offering, which included the exercise of the over-allotment, or $4,554,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Representative’s Common Stock

The Company had agreed to issue to Maxim and/or its designees, 137,500 shares of common stock (or 158,125 shares if the underwriter’s over-allotment option is exercised in full) upon the consummation of the IPO. Upon closing of the IPO on August 30, 2021, the Company issued 158,125 shares of Class A common stock, with a fair value of $1,454,434, to Maxim, the representative of the underwriters, which is deemed compensation by FINRA and therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the IPO. Additionally, Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial Business Combination within 12 months from the closing of the IPO (or 21 months from the closing of the IPO if the Company extends the period of time to consummate the initial Business Combination).

Right of First Refusal

Subject to certain conditions, the Company granted to Maxim, for a period of 18 months from the closing of the Business Combination, a right of first refusal to act as book running manager and/or placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such 18 month period for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the closing of the IPO.

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were no shares of Class A common stock issued and outstanding.

Class B Common stock —The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At June 30, 2021, there were 3,162,500 shares of Class B common stock issued and outstanding, after giving retroactive effect to the stock dividend that the Company effected in August 2021, of which 412,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full (see Note 8). As a result of the underwriters’ election to fully exercise their over-allotment option on August 30, 2021, none of the Class B shares are subject to forfeiture any longer (see Note 8).

The shares of Class B common stock will automatically convert into shares of the Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO (not including the representative’s common stock) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent warrants issued to the Sponsor, its affiliates, or certain of the Company’s officers and directors upon conversion of Working Capital Loans made to the Company).

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 26, 2021, the Company effected a stock dividend of 1/10th of a share per outstanding share, and all shares have been retroactively restated.

On August 30, 2021, the Company consummated the IPO of 12,650,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,650,000 Units, at $10.00 per unit, generating gross proceeds of $126,500,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 6,027,500 warrants to the Sponsor and Maxim Partners LLC, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,027,500. Transaction costs of the IPO amounted to $8,998,713, consisting of $2,403,500 of underwriting fees, $4,554,000 of deferred underwriting fees (see Note 6), $586,779 of other offering costs, and $1,454,434 of the fair value of the representative’s common stock. Of the $8,998,713 aggregate transaction costs, $741,209 was allocated to expense associated with the warrant liability.

Subsequent to June 30, 2021, through the closing of the IPO on August 30, 2021, the Company had borrowed an additional $251,334 under the promissory note and on September 3, 2021, the Company repaid the promissory note balance of $285,778 in full.

On September 3, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Minority Equality Opportunities Acquisition Inc.,” “our,” “us” or “we” refer to Minority Equality Opportunities Acquisition Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly organized blank check company incorporated on February 18, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our sponsor is Minority Equality Opportunities Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on August 25, 2021. On August 30, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 12,650,000 Units, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 1,650,000 Units, at $10.00 per Unit generating gross proceeds of $126,500,000. Transaction costs amounted to $8,998,713, consisting of $2,403,500 of underwriting fees, $4,554,000 of deferred underwriting fees, $586,779 of other offering costs, and $1,454,434 of the fair value of the representative’s common stock. Of the $8,998,713 aggregate transaction costs, $741,209 was allocated to expense associated with the warrant liability.

We issued 158,125 shares of Class A common stock, with a fair value of $1,454,434, to Maxim, the representative of the underwriters, which is deemed compensation by FINRA and therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the IPO. Additionally, Maxim has agreed not to transfer, assign or sell any such shares until the completion of our initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial Business Combination within 12 months from the closing of the IPO (or 21 months from the closing of the IPO if the Company extends the period of time to consummate the initial Business Combination).

Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 6,027,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to our Sponsor and to Maxim Partners LLC, generating gross proceeds to us of $6,027,500. A total of 5,395,000 Private Placement Warrants were issued to the Sponsor and a total of 632,500 Private Placement Warrants were issued to Maxim Partners LLC.

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $128,397,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of our initial Business Combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation: (i) to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete the initial Business Combination within 12 months from the closing of the IPO (or 21 months from the closing of the IPO if we extend the period of time to consummate a Business Combination); or (ii) with respect to any other material provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of the public shares if we are unable to complete the initial Business Combination within 12 months from the closing of the IPO (or 21 months from the closing of the IPO if we extend the period of time to consummate a Business Combination), subject to applicable law.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We will have only 12 months from the closing of the IPO (or 21 months from the closing of the IPO if we extend the period of time to consummate the initial Business Combination) (the “Combination Period”) to complete the initial Business Combination. However, if we anticipate that we may not be able to consummate the initial Business Combination within 12 months, we may extend the period of time to consummate a Business Combination by up to three additional three-month periods (up to a maximum of 21 months from the closing of the IPO). Pursuant to the terms of our certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial Business Combination, the sponsor or its affiliates or designees must deposit into the trust account, for each additional three-month period, $1,100,000, or up to $1,265,000 if the underwriters exercise the over-allotment option in full ($0.10 per share), on or prior to the date of the deadline with respect to such three-month extension period. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial Business Combination. If we are unable to complete the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete the initial Business Combination within the Combination Period.

Liquidity and Capital Resources

As of June 30, 2021, we had $4,680 in cash and a working capital deficit of $209,989 (excluding deferred offering costs).

Our liquidity needs up to June 30, 2021 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from our Sponsor of up to $300,000. After consummation of the IPO on August 30, 2021, we had approximately $1.6 million in our operating bank account, and working capital of approximately $0.8 million. On September 3, 2021, the Sponsor agreed to provide us with loans in such amounts as may be required to fund our working capital requirements up to an aggregate of $500,000. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from IPO filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of June 30, 2021, we had not commenced any operations. All activity for the period from February 18, 2021 (inception) through June 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 18, 2021 (inception) to June 30, 2021, we had net loss of approximately $632, which consisted of formation and operating costs. For the three months ended June 30, 2021, we had a net loss of $85 consisting of bank charges.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed on the NASDAQ Capital Market, we agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees.

Registration Rights

The holders of the founder shares, representative’s common stock, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement dated August 25, 2021, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years after the effective date of the registration statement for the IPO and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 1,650,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On August 30, 2021, the underwriter fully exercised its over-allotment option.

The underwriter is entitled to a deferred underwriting discount of 3.6% of the gross proceeds of the Initial Public Offering, which included the exercise of the over-allotment, or $4,554,000, held in the Trust Account upon the completion of our initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies

Deferred Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering.  Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received.  Upon closing of the IPO on August 30, 2021, offering costs associated with warrant liabilities were expensed, and offering costs associated with the Class A common stock were charged to stockholders’ equity. Transaction costs amounted to $8,998,713, of which $741,209 were allocated to expense associated with the warrant liability.

Class A Common Stock Subject to Possible Redemption

We will account for our common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet

Net Loss Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 412,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Derivative Financial Instruments

We evaluated the financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liability

We evaluated the Public Warrants and Private Placement Warrants to be issued in the IPO (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants will be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in our Registration Statement on Form S-1 (No. 333-258241) that was declared effective by the Securities and Exchange Commission (the “Commission”) on August 25, 2021 and that was used in connection with our initial public offering (the “IPO Registration Statement”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the IPO Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On April 21, 2020, we issued 2,875,000 shares of our Class B common stock to our sponsor for $25,000 in cash, at a purchase price of approximately $0.009 per share, in connection with our formation. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On August 30, 2021, we consummated the initial public offering (the “IPO”) of 12,650,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,650,000 units at the initial public offering price to cover over-allotments. The units sold in the IPO and the full exercise of the over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $126,500,000. Maxim Group LLC acted as sole book-running manager of the IPO. The securities in the IPO were registered under the Securities Act on the IPO Registration Statement.

Simultaneously with the closing of the IPO, we consummated the sale of 6,027,500 Private Placement Warrants to the Sponsor and to Maxim Partners LLC (5,395,000 Private Placement Warrants to the Sponsor and 632,500 Private Placement Warrants to Maxim Partners LLC) at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $6,027,500. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneous with the closing of the IPO, we issued 158,125 shares of Class A Common Stock to the underwriter as compensation under the Underwriting Agreement (the “Representative’s Shares”). The issuance of the Representative’s Shares was registered under the Securities Act on the IPO Registration Statement.

Of the gross proceeds received from the IPO, including the full exercise of the over-allotment option, and the Private Placement Warrants, $128,397,500 was placed in the trust account.

We paid a total of $2,403,500 in underwriting discounts and commissions, excluding a deferred underwriting discount of $4,554,000, the fair value of the Representative’s Shares of $1,454,434, and $586,779 for other offering costs related to the IPO.

There has been no material change in the planned use of the proceeds from the IPO and the private placement as is described in the final prospectus included in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated as of August 25, 2021, between Minority Equality Opportunities Acquisition Inc. and Maxim Group LLC (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on August 31, 2021, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Minority Equality Opportunities Acquisition Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on August 31, 2021, and incorporated herein by reference).
3.2	Bylaws of Minority Equality Opportunities Acquisition Inc. (filed as Exhibit 3.3 to the Registration Statement on Form S-1 (No. 333-258241), and incorporated herein by reference).
4.1	Specimen Unit Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 (No. 333-258241), and incorporated herein by reference).
4.2	Specimen Class A Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form S-1 (No. 333-258241), and incorporated herein by reference).
4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (included as Exhibit 4.3 to the Registration Statement on Form S-1 (No. 333-258241), and incorporated herein by reference).
4.4	Warrant Agreement, dated August 25, 2021, by and between Minority Equality Opportunities Acquisition Inc. and Continental Stock Transfer & Trust Company, as warrant agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on August 31, 2021, and incorporated herein by reference).
10.1	Letter Agreement, dated August 25, 2021, among Minority Equality Opportunities Acquisition Inc. and its officers, its directors and Minority Equality Opportunities Acquisition Sponsor, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2021, and incorporated herein by reference).
10.2	Promissory Note, dated April 21, 2021, issued to Minority Equality Opportunities Acquisition Sponsor, LLC (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (No. 333-258241), and incorporated herein by reference).
10.3	Investment Management Trust Agreement, dated August 25, 2021, between Minority Equality Opportunities Acquisition Inc. and Continental Stock Transfer & Trust Company, as trustee (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 31, 2021, and incorporated herein by reference).
10.4	Registration Rights Agreement, dated August 25, 2021, among Minority Equality Opportunities Acquisition Inc., Minority Equality Opportunities Acquisition Sponsor, LLC and Maxim Partners LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 31, 2021, and incorporated herein by reference).
10.5	Securities Subscription Agreement, dated April 21, 2021, between Minority Equality Opportunities Acquisition Inc. and Minority Equality Opportunities Acquisition Sponsor, LLC (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (No. 333-258241), and incorporated herein by reference).
10.6	Private Placement Warrants Purchase Agreement, dated August 25, 2021, between Minority Equality Opportunities Acquisition Inc. and Minority Equality Opportunities Acquisition Sponsor, LLC (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 31, 2021, and incorporated herein by reference).
10.7	Private Placement Warrants Purchase Agreement, dated August 25, 2021, between Minority Equality Opportunities Acquisition Inc. and Maxim Partners LLC (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on August 31, 2021, and incorporated herein by reference).
10.8	Administrative Support Agreement, dated August 25, 2021, between Minority Equality Opportunities Acquisition Inc. and Sphere 3D Corp. (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on August 31, 2021, and incorporated herein by reference).
10.9	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.9 to the Registration Statement on Form S-1 (No. 333-258241), and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINORTIY EQUALITY OPPORTUNITIES ACQUISITION INC.

October 12, 2021	By:	/s/ Shawn D. Rochester
	Name:	Shawn D. Rochester
	Title:	Chief Executive Officer
(Principal Executive Officer)

October 12, 2021	By:	/s/ Robin D. Watkins
	Name:	Robin D. Watkins
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)