Form 10-Q
period 2021-09-30
Minority Equality Opportunities Acquisition Inc.
filed 2021-11-22
CIK 1859310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of November 22, 2021 there were 12,808,125 shares of the Class A Common Stock, par value $0.0001 per share, and 3,162,500 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.
Form 10-Q For the Quarter Ended September 30, 2021

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three-months ended September 30, 2021 and for the period from February 18, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Stockholder’s Equity for the period from February 18, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 18, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22

Part II. Other Information		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

Part III. Signatures		25

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets:
Cash	$444,493
Prepaid expenses	379,203
Total current assets	823,696
Cash held in Trust Account	128,397,500
Prepaid expenses - noncurrent	320,631
Total assets	$129,541,827

Liabilities and Stockholder’s Deficit
Accrued offering costs and expenses	$58,681
Due to Sponsor	10,000
Total current liabilities	68,681
Warrant liability	15,359,293
Deferred underwriting fee	4,554,000
Total liabilities	19,981,974

Commitments and Contingencies
Class A common stock subject to possible redemption, 12,650,000 shares at redemption value, $10.15 per share	128,397,500

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 158,125 issued and outstanding	16
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,162,500 shares issued and outstanding	316
Additional paid-in capital	—
Accumulated deficit	(18,837,979)
Total stockholder’s deficit	(18,837,647)
Total Liabilities and Stockholder’s Deficit	$129,541,827

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from February 18, 2021 (inception) through September 30, 2021
Formation and operating cost	$88,443	$89,075
Loss from operations	(88,443)	(89,075)

Other income (expense)
Offering costs allocated to warrants	(741,209)	(741,209)
Change in fair value of warrant liabilities	(273,958)	(273,958)
Total other expense	(1,015,167)	(1,015,167)
Net loss	$(1,103,610)	$(1,104,242)

Weighted average shares outstanding of Class A common stock	4,455,000	1,821,600
Basic and diluted net loss per common share, Class A common stock	$(0.15)	$(0.29)
Weighted average shares outstanding of Class B common stock	2,893,478	2,050,889
Basic and diluted net loss per common share, Class B common stock	$(0.15)	$(0.29)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 18, 2021 (inception)	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(547)	(547)
Balance as of March 31, 2021	—	—	—	—	—	(547)	(547)
Class B common stock issued to Sponsor	—	—	3,162,500	316	24,684	—	25,000
Net loss	—	—	—	—	—	(85)	(85)
Balance as of June 30, 2021	—	—	3,162,500	316	24,684	(632)	24,368
Issuance of 158,125 shares to underwriter representative at fair value	158,125	16	—	—	1,454,418	—	1,454,434
Proceeds received in excess of fair value of private warrants	—	—	—	—	1,084,163	—	1,084,163
Accretion of Class A common stock subject to redemption	—	—	—	—	(2,563,265)	(17,733,737)	(20,297,002)
Net loss	—	—	—	—	—	(1,103,610)	(1,103,610)
Balance as of September 30, 2021	158,125	16	3,162,500	316	—	(18,837,979)	(18,837,647)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flows from operating activities:
Net loss	$(1,104,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Formation costs paid by related party	10,000
Allocation of offering costs to warrant expense	741,209
Change in fair value of warrant liabilities	273,958
Changes in current assets and liabilities:
Prepaid expenses	(699,834)
Accrued offering costs and expenses	58,681
Net cash used in operating activities	(720,228)

Cash flows from investing activities:
Investment of cash in Trust Account	(128,397,500)
Net cash used in investing activities	(128,397,500)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	124,096,500
Proceeds from private placement warrants	6,027,500
Proceeds from issuance of promissory note to related party	253,378
Payment of promissory note to related party	(285,778)
Payment of deferred offering costs	(529,379)
Net cash provided by financing activities	129,562,221

Net change in cash	444,493
Cash, beginning of the period	—
Cash, end of the period	$444,493

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by promissory note – related party	$32,400
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Deferred underwriting fee charged temporary equity	$4,554,000
Initial warrant liability	$15,085,335
Initial value of Class A common stock subject to possible redemption	$128,397,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Financing

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

Trust Account

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

Initial Business Combination

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

The Company will have only 12 months from the closing of the IPO (or 21 months from the closing of the IPO if the Company extends the period of time to consummate the initial Business Combination) (the “Combination Period”) to complete the initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination by up to three additional three-month periods (up to a maximum of 21 months from the closing of the IPO). Pursuant to the terms of the Company’s certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination, the sponsor or its affiliates or designees must deposit into the trust account, for each additional three-month period, $1,265,000 ($0.10 per share), on or prior to the date of the deadline with respect to such three-month extension period. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $444,493 in cash and working capital of $755,015. The Company’s liquidity needs up to September 30, 2021 were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5) and from the IPO proceeds not held in the trust account. On September 3, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported audited balance sheet included on Form 8-K. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.15 per share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the common stock and determined that the shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and ordinary shares.

There has been no change in the Company’s reported total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statement is reflected in the following table:

	As Reported	Adjustment	As Restated
Balance Sheet as of August 25, 2021 (as per form 8K filed on September 3, 2021)
Class A common stock subject to possible redemption	$104,917,708	$23,479,792	$128,379,500

Class A common stock, $0.0001 par value	$247	$(231)	$16
Additional Paid in Capital	$5,745,824	$(5,745,824)	$-
Accumulated Deficit	$(746,385)	$(17,733,737)	$(18,480,122)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(23,479,792)	$(18,479,790)
Number of shares of Class A common stock subject to redemption	10,336,720	2,313,280	12,650,000

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from February 18, 2021 (inception) to April 21, 2021 as filed with the SEC on August 27, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 18, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Marketable Securities Held in Trust Account

At September 30, 2021, the Company had $128,397,500 in cash held in the Trust Account.

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

See Note 8 for additional information on assets and liabilities measured at fair value.

Common Stock Subject to Possible Redemption

All of the shares of Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

As of September 30, 2021, the shares of common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$126,500,000
Less:
Proceeds allocated to Public Warrants	(10,141,998)
Common stock issuance costs	(8,257,504)
Plus:
Accretion of carrying value to redemption value	20,297,002
Class A common stock subject to possible redemption at redemption value	$128,397,500

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO. Transaction costs amounted to $8,998,713, of which $741,209 were allocated to expense associated with the warrant liability.

Net Loss Per Common Share

The Company has two classes of shares, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the outstanding warrants to purchase 18,667,500 shares of Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock.

	For the three months ended September 30, 2021		For the period from February 18, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(669,061)	$(434,549)	$(519,430)	$(584,812)

Denominator:
Weighted-average shares outstanding	4,455,000	2,893,478	1,821,600	2,050,889

Basic and diluted net loss per share	$(0.15)	$(0.15)	$(0.29)	$(0.29)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the three months ended September 30, 2021 and for the period from February 18, 2021(inception) through September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. At September 30, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

Note 4 — Initial Public Offering

Public Units

On August 30, 2021, the Company sold 12,650,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,650,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one warrant to purchase one share of Class A common stock (the “Public Warrants”).

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

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and Maxim Partners LLC purchased an aggregate of 6,027,500 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,027,500. An aggregate of 5,395,000 Private Placement Warrants were purchased by the Sponsor and an aggregate of 632,500 Private Placement Warrants were purchased by Maxim Partners LLC. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

Note 6 — Related Party Transactions

Founder Shares

In April 2021, the Sponsor paid $25,000 of deferred offering costs on behalf of the Company in exchange for 2,875,000 shares of Common stock (the “founder shares”). In August 2021, the Company effected a stock dividend of 287,500 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 3,162,500 founder shares, including up to 412,500 of the founder shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised. All shares have been restated retroactively. As a result of the underwriters’ election to fully exercise their over-allotment option on August 30, 2021, none of the founder shares were subject to forfeiture any longer.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the IPO. Through August 30, 2021, the Company had borrowed $285,778 under the promissory note. On September 3, 2021, the Company repaid the promissory note balance of $285,778.

 Working Capital Loans

On September 3, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor and Maxim Partners LLC. At September 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, the Company has accrued $10,000 of administrative services fees.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, representative’s common stock, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed on August 25, 2021, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years after the effective date of the registration statement for the IPO and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The underwriter is entitled to a deferred underwriting discount of 3.6% of the gross proceeds of the Initial Public Offering, which included the exercise of the overallotment option, or $4,554,000, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

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

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As at September 30, 2021, there were 12,808,125 shares of Class A common stock outstanding, 12,650,000 of which are subject to possible redemption.

Class B Common stock —The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 3,162,500 shares of Class B common stock issued and outstanding, after giving retroactive effect to the stock dividend that the Company effected in August 2021, of which 412,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full. As a result of the underwriters’ election to fully exercise their over-allotment option on August 30, 2021, none of the Class B shares are subject to forfeiture any longer.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO (not including the representative’s common stock) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent warrants issued to the Sponsor, its affiliates, or certain of the Company’s officers and directors upon conversion of Working Capital Loans made to the Company).

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants: Liabilities	$10,332,431	$10,332,431	$—	$—
Private Placement Warrants: Liabilities	5,026,862	—	—	5,026,862
	$15,359,293	$10,332,431	$—	$5,026,862

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company established the initial fair value of the Public Warrants on August 26, 2021 using a Monte Carlo simulation model, and as of September 30, 2021 by using the associated trading price of the Public Warrants.  The Company established the initial fair value of the Private Placement Warrants on August 26, 2021 and on September 30, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The key inputs into the Modified Black Scholes calculation as of September 30, 2021 were as follows:

	August 26, 2021 (Initial Measurement)	September 30, 2021
Inputs
Risk-free interest rate	0.97%	1.10%
Expected term (years)	5.91	5.69
Expected volatility	17%	14.9%
Notional Exercise price	$9.20	$9.47

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the month ended September 30, 2021 and for the period February 18, 2021 (inception) through September 30, 2021 is summarized as follows:

Warrant
Liability
Fair value of level 3 warrant liabilities at February 18, 2021	$—
Issuance of Public and Private Warrants	15,085,335
Change in fair value Public and Private Warrants	273,958
Transfer of Public Warrants to Level 1	(10,332,431)
Fair value of level 3 warrant liabilities at September 30, 2021	$5,026,862

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

We issued 158,125 shares of Class A common stock, with a fair value of $1,454,434, to Maxim, the representative of the underwriters, which is deemed compensation by FINRA and therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the IPO. Additionally, Maxim has agreed not to transfer, assign or sell any such shares until the completion of our initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial Business Combination within 12 months from the closing of the IPO (or 21 months from the closing of the IPO if we extend the period of time to consummate the initial Business Combination).

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

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $128,397,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to our company to pay our franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of our initial Business Combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation: (i) to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete the initial Business Combination within 12 months from the closing of the IPO (or 21 months from the closing of the IPO if we extend the period of time to consummate a Business Combination); or (ii) with respect to any other material provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of the public shares if we are unable to complete the initial Business Combination within 12 months from the closing of the IPO (or 21 months from the closing of the IPO if we extend the period of time to consummate a Business Combination), subject to applicable law.

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

Liquidity and Capital Resources

As of September 30, 2021, we had $444,493 in cash and working capital of $755,015.

Our liquidity needs up to September 30, 2021 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from our Sponsor of up to $300,000. After consummation of the IPO on August 30, 2021, we had approximately $1.6 million in our operating bank account, and working capital of approximately $0.8 million. On September 3, 2021, the Sponsor agreed to provide us with loans in such amounts as may be required to fund our working capital requirements up to an aggregate of $500,000. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements included in this report. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity for the period from February 18, 2021 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering and search for a target for our initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 18, 2021 (inception) to September 30, 2021, we had net loss of approximately $1.1 million, which consisted of a loss from operations of $89,075, offering costs allocated to warrants expense of $741,209 and a loss on change in fair value of warrant liabilities of $273,958.

For the three months ended September 30, 2021, we had a net loss of approximately $1.1 million, which consisted of a loss from operations of $88,443, offering costs allocated to warrants expense of $741,209 and a loss on change in fair value of warrant liabilities of $273,958.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed on the NASDAQ Capital Market, we agreed to pay to an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees.

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

The underwriter is entitled to a deferred underwriting discount of 3.6% of the gross proceeds of the Initial Public Offering, which included the exercise of the over-allotment option, or $4,554,000, held in the Trust Account upon the completion of our initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies

Deferred Offering Costs

We comply with the requirements of ASC 340-10-S99-1. Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering.  Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received.  Upon closing of the IPO on August 30, 2021, offering costs associated with warrant liabilities were expensed, and offering costs associated with the Class A common stock were charged to temporary equity. Transaction costs amounted to $8,998,713, of which $741,209 were allocated to expense associated with the warrant liability.

Class A Common Stock Subject to Possible Redemption

All of the shares of Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Loss Per Common Share

We have two classes of shares, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the outstanding warrants to purchase 18,677,500 shares of Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the restatement of our financial statement as of August 25, 2021 for the classification of redeemable Class A Shares, as described below, which constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatement to Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on September 3, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On August 30, 2021, we consummated the initial public offering (the “IPO”) of 12,650,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,650,000 units at the initial public offering price to cover over-allotments. The units sold in the IPO and the full exercise of the over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $126,500,000. Maxim Group LLC acted as sole book-running manager of the IPO. The securities in the IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”), on the IPO Registration Statement.

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

MINORTIY EQUALITY OPPORTUNITIES ACQUISITION INC.

November 22, 2021	By:	/s/ Shawn D. Rochester
	Name:	Shawn D. Rochester
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 22, 2021	By:	/s/ Robin D. Watkins
	Name:	Robin D. Watkins
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)