Form 10-Q
period 2022-03-31
Minority Equality Opportunities Acquisition Inc.
filed 2022-05-23
CIK 1859310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 23, 2022, there were 12,808,125 shares of the Class A Common Stock, par value $0.0001 per share, and 3,162,500 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.
Form 10-Q For the Quarter Ended March 31, 2022

Table of Contents

		Page
Part I. Financial Information

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 18, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the period from February 18, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 18, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4.	Controls and Procedures	21

Part II. Other Information		22

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

Part III. Signatures		24

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31,
	(Unaudited)	2021
Assets:
Cash	$203,304	$264,755
Prepaid expenses	404,809	372,468
Total current assets	608,113	637,223
Cash held in Trust Account	128,408,365	128,400,078
Prepaid expenses - noncurrent	143,798	231,243
Total assets	$129,160,276	$129,268,544

Liabilities, Redeemable Common Stock and Stockholder’s Deficit
Accrued offering costs and expenses	$168,962	$254,276
Due to Sponsor	—	10,000
Working capital loans – related party	337,000	—
Total current liabilities	505,962	264,276

Warrant liabilities	3,553,215	7,879,959
Deferred underwriting fee	4,554,000	4,554,000
Total liabilities	8,613,177	12,698,235

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 12,650,000 shares at redemption value, $10.15 per share as of March 31, 2022 and December 31, 2021	128,397,500	128,397,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 158,125 issued and outstanding as of March 31, 2022 and December 31, 2021 (excluding 12,650,000 shares subject to possible redemption)	16	16
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,162,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	316	316
Additional paid-in capital	—	—
Accumulated deficit	(7,850,733)	(11,827,524)
Total stockholder’s deficit	(7,850,401)	(11,827,192)
Total Liabilities, Redeemable Common Stock and Stockholder’s Deficit	$129,160,276	$129,268,544

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from February 18, 2021 (inception) through March 31, 2021

Formation and operating costs	$358,240	$547

Loss from operations	(358,240)	(547)

Other income
Interest income earned on cash held in trust account	8,287	—
Offering costs allocated to warrants	—	—
Change in fair value of warrant liabilities	4,326,744	—
Total other income	4,335,031	—

Net income (loss)	$3,976,791	$(547)

Basic and diluted weighted average shares outstanding, Class A common stock	12,808,125	—
Basic and diluted net income per common stock, Class A common stock	$0.25	$—
Basic and diluted weighted average shares outstanding, Class B common stock	3,162,500	—
Basic and diluted net income (loss) per common stock, Class B common stock	$0.25	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	158,125	$16	3,162,500	$316	$—	$(11,827,524)	$(11,827,192)
Net Income	—	—	—	—	—	3,976,791	3,976,791
Balance as of March 31, 2022	158,125	$16	3,162,500	$316	$—	$(7,850,733)	$(7,850,401)

THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 18, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Net Loss	—	—	—	—	—	(547)	(547)
Balance as of March 31, 2021	—	$—	—	$—	$—	$(547)	$(547)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the period from February 18, 2021 (inception) through March 31, 2021

Cash flows from operating activities:
Net income (loss)	$3,976,791	$(547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest Income earned	(8,287)	—
Formation costs paid by related party	—	—
Change in fair value of warrant liabilities	(4,326,744)	—
Changes in current assets and liabilities:
Prepaid expenses	55,103	—
Due to sponsor	(10,000)	—
Accrued offering costs and expenses	(85,314)	547
Net cash used in operating activities	(398,451)	—

Cash flows from financing activities:
Proceeds from working capital loans – related party	337,000	—
Net cash provided by financing activities	$337,000	$—

Net change in cash	(61,451)	—
Cash, beginning of the period	264,755	—
Cash, end of the period	$203,304	$—

Supplemental disclosure of non-cash financing activities:
Accrued deferred offering costs	$—	$68,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern Considerations

As of March 31, 2022, the Company had $203,304 in cash and working capital of $102,151. The Company’s liquidity needs up to March 31, 2022 were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5) and from the IPO proceeds not held in the trust account. On September 3, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, there was $337,000 and $0, respectively, outstanding under the Working Capital Loans.

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

The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 30, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the Russian military action in Ukraine and has concluded that while it is reasonably possible that the virus and/or such military action could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on April 14, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2022 and December 31, 2021, there were no cash equivalents that was recognized by the Company.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had $128,408,365 and $128,400,078 in cash held in the Trust Account, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

See Note 7 for additional information on assets and liabilities measured at fair value.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 12,650,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

As of March 31, 2022 and December 31, 2021, the shares of common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$126,500,000
Less:
Proceeds allocated to Public Warrants	(10,141,998)
Common stock issuance costs	(8,257,504)
Plus:
Remeasurement of carrying value to redemption value	20,297,002
Class A common stock subject to possible redemption at redemption value	$128,397,500

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liability

The Company evaluated the Public Warrants and Private Placement Warrants to be issued in connection with the IPO (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants will be recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO. Transaction costs amounted to $8,998,713, of which $741,209 was allocated to expense associated with the warrant liability.

Convertible Instruments

The Company accounts for its promissory notes that feature conversion options in accordance with ASC No. 815, Derivatives and Hedging Activities (“ASC No. 815”). ASC No. 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

 Net Income Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company did not consider the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,677,500 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net income per common stock is the same as basic net income per common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock.

	For the three months Ended March 31, 2022		For the period from February 18, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,189,308	$787,483	$-	$(547)
Denominator:
Weighted-average shares outstanding	12,808,125	3,162,500	-	—
Basic and diluted net income (loss) per share	$0.25	$0.25	$-	$(0.00)

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 - Initial Public Offering

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

The Company did not register the shares of Class A common stock issuable upon exercise of the warrants at the time of the IPO. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within 60 business days after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. Through August 30, 2021, the Company had borrowed $285,778 under the promissory note. On September 3, 2021, the Company repaid the promissory note balance of $285,778.

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

On February 28, 2022 and March 21, 2022, the Sponsor agreed to loan the Company $174,000 and $163,000, respectively, as part of the Working Capital Loans. The promissory notes are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the promissory notes may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant. On March 31, 2022, there was $337,000 of borrowings. The Company assessed the provisions of the convertible promissory notes under ASC 815-15. The derivative component of the obligations is initially valued and classified as derivative liabilities with an offset to a discount on the promissory notes. To calculate the value of the embedded derivative the Monte Carlo Model was utilized to fair value the underlying warrants and the compound option. The fair value of the conversion feature was zero at the dates of issuance and at March 31, 2022. (See Note 8)

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and the period from February 18, 2021 through March 31, 2021, the Company has incurred $30,000 and $0 of administrative service fees, respectively. As of March 31, 2022 and December 31, 2021, the Company has payables of $20,000 and $10,000, respectively. The administrative services agreement was amended and restated on May 16, 2022. (See Note 9)

Note 6 - Commitments and Contingencies

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

Note 7 - Stockholders’ Deficit

Preferred Stock  - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock  - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 12,808,125 shares of Class A common stock outstanding, 12,650,000 of which are subject to possible redemption.

Class B Common stock  - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,162,500 shares of Class B common stock issued and outstanding, after giving retroactive effect to the stock dividend that the Company effected in August 2021, of which 412,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full. As a result of the underwriters’ election to fully exercise their over-allotment option on August 30, 2021, none of the Class B shares are subject to forfeiture any longer.

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

Note 8 - Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds held in Trust Account	$128,408,365	$128,408,365	—	—

Liabilities:
Working Capital Loans-conversion feature	—	—	—	—
Public Warrants: Liabilities	2,403,500	2,403,500	—	—
Private Placement Warrants: Liabilities	1,149,715	—	—	1,149,715
	$3,553,215	$2,403,500	$—	$1,149,715

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds held in Trust Account	$128,400,078	$128,400,078	—	—

Liabilities:
Public Warrants: Liabilities	$5,313,000	$5,313,000	$—	$—
Private Placement Warrants: Liabilities	2,566,959	—	—	2,566,959
	$7,879,959	$5,313,000	$—	$2,566,959

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company established the initial fair value of the Public Warrants on August 30, 2021 using a Modified Black Scholes simulation model, and as of March 31, 2022 and December 31, 2021 by using the associated trading price of the Public Warrants.  The Company established the initial fair value of the Private Placement Warrants on August 30, 2021 and on March 31, 2022 and December 31, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The following table presents the changes to Level 3 labilities for the year ended March 31, 2022 and December 31, 2021:

Fair Value at January 1, 2021	$-
Initial fair value of public and private warrants	15,085,335
Transfer of public warrants to Level 1	(10,141,998)
Change in fair value	(2,376,378)
Fair Value at December 31, 2021	$2,566,959
Change in fair value	(1,417,244)
Fair Value at March 31, 2022	$1,149,715

The key inputs into the Modified Black Scholes simulation, which is considered to be a Level 3 fair value measurement, as of August 30, 2021 and March 31, 2022 were as follows:

	(Initial Measurement) August 30, 2021	December 31, 2021	March 31, 2022
Risk-free interest rate	0.97%	1.31%	2.42%
Expected term remaining (years)	5.91	5.49	5.30
Expected volatility	17.0%	7.7%	3.0%
Stock price	$9.197	$9.98	$10.04

The probability of a business combination was 90%, 90% and 80% at August 30, 2021, December 31, 2021 and March 31, 2022, respectively.

Working Capital Loans-conversion feature

The Company utilizes a Monte Carlo model to estimate the fair value of the conversion feature within the working capital loans which is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the conversion feature are recognized as non-cash gains or losses in the condensed statements of operations.

The key assumptions in the model relate to expected share-price volatility, risk-free interest rate, exercise price, expected term and the probability of occurrence of the transaction. The expected volatility was based on the average volatility of SPACs that are searching for an acquisition target. The risk-free interest rate is based on interpolation of U.S. Treasury yields with a term commensurate with the term of the warrants. The Company anticipates the dividend yield to be zero. The expected term of the warrants is assumed to be the estimated date of a Business Combination.

The estimated fair value of the conversion feature related to the working capital loans as of issuance and for the period ended March 31, 2022 are zero.

The following are the primary assumptions used for the valuation of the conversion feature within the working capital loans:

	March 1,	March 23,	March 31,
	2022	2022	2022
Warrant Valuation Terms
Risk-free interest rate	1.58%	2.34%	2.42%
Term	5.40	5.34	5.23
Expected volatility	5.9%	2.8%	3.0%
Stock Price	$10.01	$10.02	$10.04

Compound Option Terms
Strike price-debt conversion	$1.00	$1.00	$1.00
Strike price - warrants	$11.50	$11.50	$11.50
Term - debt conversion	0.40	0.34	0.23
Term - warrant conversion	5.40	5.34	5.23

Probability of transaction	80%	80%	80%

Probability of transaction - Target Date 5/30/2022	40%	40%	40%

Probability of transaction - Target Date 8/30/2022	60%	60%	60%

The following table presents the changes in the fair value of the Level 3 conversion option:

Working
Capital
Loans-Conversion Feature
Fair value at issuance dates of March 1, 2022 and March 23, 2022	$—
Change in valuation inputs or other assumptions	—
Fair value as of March 31, 2022	$—

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended March 31, 2022 for the working capital loans-conversion feature.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustments or disclosures in the condensed financial statements.

On May 16, 2022, the Company and Sphere 3D Corp. (“Sphere”) entered into Amendment No. 1 (the “Amendment”) of that certain Administrative Support Agreement dated August 25, 2022 by and between the Company and Sphere (the “Support Agreement”). Pursuant to the Amendment, the Company and Sphere agreed that, notwithstanding anything in the Support Agreement to the contrary, the monthly payment referenced in clause (i) of the Support Agreement shall, beginning with respect to the monthly period that begins on February 26, 2022 and ends on March 25, 2022, and continuing thereafter until the earlier of the consummation by the Company of an initial business combination or the liquidation of the Company, accrue without interest thereon and be due and payable on the earlier of the consummation by the Company of an initial business combination or the liquidation of the Company.

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

As of March 31, 2022, we had $203,304 in cash and working capital of $102,151.

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

Our liquidity needs up to March 31, 2022 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from our Sponsor of up to $300,000. After consummation of the IPO on August 30, 2021, we had approximately $1.6 million in our operating bank account, and working capital of approximately $0.8 million. On September 3, 2021, the Sponsor agreed to provide us with loans in such amounts as may be required to fund our working capital requirements up to an aggregate of $500,000. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

On February 28, 2022 and March 21, 2022, the Sponsor agreed to loan the Company $174,000 and $163,000, respectively, as part of the Working Capital Loans. The promissory notes are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the promissory notes may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant. As of March 31, 2022 and December 31, 2021, there was $337,000 of borrowings, respectively. The Company assessed the provisions of the convertible promissory notes under ASC 815-15. The derivative component of the obligations is initially valued and classified as derivative liabilities with an offset to a discount on the promissory notes. To calculate the value of the embedded derivative the Monte Carlo Model was utilized to fair value the underlying warrants and the compound option. The fair value of the conversion feature was zero at the dates of issuance and at March 31, 2022.

We are within 12 months of our mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” this raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by August 30, 2022, we will cease all operations except for the purpose of liquidating.

These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the Russian military action in Ukraine and has concluded that while it is reasonably possible that the virus and/or such military action could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements included in this report. The condensed financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the period from February 18, 2021 (inception) through March 31, 2022 relates to our formation and the Initial Public Offering and search for a target for our initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $3,976,791, which included a gain from the change in fair value of warrant liabilities of $4,326,744 and interest income earned on cash held in Trust Account of $8,287, offset by formation and operating costs of $358,240.

For the period from February 18, 2021 (inception) to March 31, 2021, we had a net loss of $547, which included formation and operating costs.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed on the NASDAQ Capital Market, we agreed to pay to an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. On May 16, 2022, we and the Sponsor’s affiliate amended this agreement so that, notwithstanding anything therein to the contrary, the monthly payment shall, beginning with respect to the monthly period that begins on February 26, 2022 and ends on March 25, 2022, and continuing thereafter until the earlier of the completion of the initial Business Combination and our liquidation, accrue without interest thereon and be due and payable on the earlier of the completion of the initial Business Combination or our liquidation.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Critical Accounting Policies

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

Convertible Instruments

The Company accounts for its promissory notes that feature conversion options in accordance with ASC No. 815, Derivatives and Hedging Activities (“ASC No. 815”). ASC No. 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 12,650,000 Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Derivative Financial Instruments

We evaluated the financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liability

We evaluated the Public Warrants and Private Placement Warrants to be issued in the IPO (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants will be recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses which existed as of March 31, 2022. Since inception in 2021 to the present, we did not effectively segregate certain accounting duties due to the small size of our accounting staff. In addition, we restated our financial statements as of August 25, 2021 regarding the classification of redeemable Class A Shares, which constitutes a material weakness in our internal control over financial reporting. Regarding the restatement of our balance sheet included in our Form 8-K, as filed with the SEC on September 3, 2021, certain redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of the Class A common stock in permanent equity. We restated our financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in our charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2022, and that there were material weaknesses as identified in this Quarterly Report, we believe that our condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party service providers. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the Securities and Exchange Commission on April 14, 2022 (the “2021 Form 10-K”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Use of Proceeds

On August 30, 2021, we consummated the initial public offering (the “IPO”) of 12,650,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,650,000 units at the initial public offering price to cover over-allotments. The units sold in the IPO and the full exercise of the over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $126,500,000. Maxim Group LLC acted as sole book-running manager of the IPO. The securities in the IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”), on a Registration Statement on Form S-1 (No. 333-258241) that was declared effective by the Commission on August 25, 2021 (the “IPO Registration Statement”).

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

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

May 23, 2022	By:	/s/ Shawn D. Rochester
	Name:	Shawn D. Rochester
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 23, 2022	By:	/s/ Robin D. Watkins
	Name:	Robin D. Watkins
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)