Form 10-Q
period 2022-06-30
Minority Equality Opportunities Acquisition Inc.
filed 2022-08-15
CIK 1859310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 12,808,125 shares of the Class A Common Stock, par value $0.0001 per share, and 3,162,500 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the Three Months Ended June 30, 2022 and 2021, Six Months Ended June 30, 2022 and for the Period from February 18, 2021 (Inception) Through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended June 30, 2022 and 2021, Six Months Ended June 30, 2022 and for the Period from February 18, 2021 (Inception) Through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from February 18, 2021 (Inception) Through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22

Part II. Other Information		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

Part III. Signatures		25

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31,
	(Unaudited)	2021
Assets:
Cash	$53,138	$264,755
Prepaid expenses	386,046	372,468
Total current assets	439,184	637,223
Cash held in Trust Account	128,576,560	128,400,078
Prepaid expenses - noncurrent	55,139	231,243
Total Assets	$129,070,883	$129,268,544

Liabilities, Redeemable Common Stock and Stockholder’s Deficit
Accrued offering costs and expenses	$266,565	$254,276
Due to Sponsor	—	10,000
Working capital loans – related party	337,000	—
Derivative Liability – conversion feature	1,098	—
Total current liabilities	604,663	264,276

Warrant liabilities	1,406,011	7,879,959
Deferred underwriting fee	4,554,000	4,554,000
Total liabilities	6,564,674	12,698,235

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 12,650,000 shares at redemption value, $10.15 per share as of June 30, 2022 and December 31, 2021	128,397,500	128,397,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 158,125 issued and outstanding as of June 30, 2022 and December 31, 2021 (excluding 12,650,000 shares subject to possible redemption)	16	16
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,162,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	316	316
Additional paid-in capital	—	—
Accumulated deficit	(5,891,623)	(11,827,524)
Total Stockholder’s Deficit	(5,891,291)	(11,827,192)
Total Liabilities, Redeemable Common Stock and Stockholder’s Deficit	$129,070,883	$129,268,544

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Period from February 18, 2021 (Inception) Through June 30, 2021
Formation and operating costs	$355,191	$85	$713,431	$632
Loss from operations	(355,191)	(85)	(713,431)	(632)

Other income (expense):
Interest income earned on cash held in trust account	168,195	—	176,482	—
Change in fair value of Derivative liability – conversion feature	(1,098)		(1,098)
Change in fair value of warrant liabilities	2,147,204	—	6,473,948	—
Total other income (expense)	2,314,301	—	6,649,332	—

Net income (loss)	$1,959,110	$(85)	$5,935,901	$(632)

Basic and diluted weighted average shares outstanding, Class A common stock	12,808,125	—	12,808,125	—

Basic and diluted net income (loss) per share, Class A common stock	$0.12	$—	$0.37	$—

Basic and diluted weighted average shares outstanding, Class B common stock	3,162,500	2,750,000	3,162,500	2,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.12	$(0.00)	$0.37	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	158,125	$16	3,162,500	$316	$—	$(11,827,524)	$(11,827,192)
Net income	—	—	—	—	—	3,976,791	3,976,791
Balance – March 31, 2022	158,125	16	3,162,500	316	$—	(7,850,733)	(7,850,401)
Net income	—	—	—	—	—	1,959,110	1,959,110
Balance – June 30, 2022	158,125	$16	3,162,500	$316	$—	$(5,891,623)	$(5,891,291)

THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance – February 18, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(547)	(547)
Balance – March 31, 2021	—	—	—	—	—	(547)	(547)
Class B common stock issued to Sponsor			3,162,500	316	24,684		25,000
Net loss	—	—	—	—	—	(85)	(85)
Balance – June 30, 2021	—	$—	3,162,500	$316	$24,684	$(632)	$24,368

(1)	Includes up to 412,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On August 25, 2021, the Company effected a stock dividend of 1/10th of a share per outstanding share, and all shares have been retroactively restated (see Note 7). As a result of the underwriter’s election to fully exercise their over-allotment option on August 30, 2021, the founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from February 18, 2021 (Inception) Through June 30, 2021

Cash flows from operating activities:
Net income (loss)	$5,935,901	$(632)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned	(176,482)	—
Change in fair value of warrant liabilities	(6,473,948)	—
Change in fair value of working capital loans – conversion feature	1,098	—
Changes in current assets and liabilities:
Prepaid expenses	162,525	—
Due to sponsor	(10,000)	—
Accrued offering costs and expenses	12,289	547
Net cash used in operating activities	(548,617)	(85)

Cash flows from financing activities:
Proceeds from working capital loans – related party	337,000	20,000
Payment of deferred offering costs	—	(15,235)
Net cash provided by financing activities	337,000	4,765

Net change in cash	(211,617)	4,680
Cash – Beginning of the period	264,755	—
Cash – End of the period	$53,138	$4,680

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by promissory note – related party	$—	$14,434
Accrued deferred offering costs	$—	$179,688
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern Considerations

As of June 30, 2022, the Company had $53,138 in cash and working capital deficit of $165,479. The Company’s liquidity needs up to June 30, 2022 were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5) and from the IPO proceeds not held in the Trust Account. On September 3, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there was $337,000 and $0, respectively, outstanding under the Working Capital Loans.

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

The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 30, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that insufficient working capital and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2022 and December 31, 2021, there were no cash equivalents that was recognized by the Company.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had $128,576,560 and $128,400,078 in cash held in the Trust Account, respectively.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 12,650,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. There was no change to redemption value at June 30, 2022 since the incurred taxes exceed the interest earned inception to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company's liquidation.

As of June 30, 2022 and December 31, 2021, the shares of common stock reflected on the balance sheets are reconciled in the following table:

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

Net Income (Loss) Per Common Stock

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

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from February 18, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B(1)	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$1,571,167	$387,943	$—	(85)	$4,760,475	$1,175,426	$—	$(632)
Denominator:
Basic and diluted weighted average shares outstanding	12,808,125	3,162,500	—	2,750,000	12,808,125	3,162,500	—	2,750,000
Basic and diluted net income (loss) per common stock	$0.12	$0.12	$—	$0.00	$0.37	$0.37	$—	$0.00

(1)	Excludes up to 412,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On August 25, 2021, the Company effected a stock dividend of 1/10th of a share per outstanding share, and all shares have been retroactively restated (see Note 7). As a result of the underwriter’s election to fully exercise their over-allotment option on August 30, 2021, the founder shares are no longer subject to forfeiture.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.00% for the six months ended June 30, 2022 and for the period from February 18, 2021 (inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in derivative liability - conversion feature, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

On February 28, 2022 and March 21, 2022, the Sponsor agreed to loan the Company $174,000 and $163,000, respectively, as part of the Working Capital Loans. The promissory notes are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the promissory notes may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant. On June 30, 2022, there was $337,000 of borrowings. The Company assessed the provisions of the convertible promissory notes under ASC 815-15. The derivative component of the obligations was initially valued and classified as derivative liabilities with an offset to a discount on the promissory notes. To calculate the value of the embedded derivative the Monte Carlo Model was utilized to fair value the underlying warrants and the compound option. The fair value of the conversion feature was zero at the dates of issuance and $1,098 at June 30, 2022. (See Note 8)

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company has incurred $30,000 and $60,000 of administrative service fees, respectively. For the period from February 18, 2021 (inception) through June 30, 2021, no administrative fees had been recorded or paid. As of June 30, 2022 and December 31, 2021, the Company has payables of $50,000 and $10,000, respectively. The administrative services agreement was amended and restated on May 16, 2022. The Company and Sphere 3D Corp. (“Sphere”) entered into Amendment No. 1 (the “Amendment”) of that certain Administrative Support Agreement dated August 25, 2021 by and between the Company and Sphere (the “Support Agreement”). Pursuant to the Amendment, the Company and Sphere agreed that, notwithstanding anything in the Support Agreement to the contrary, the monthly payment referenced in clause (i) of the Support Agreement shall, beginning with respect to the monthly period that begins on February 26, 2022 and ends on March 25, 2022, and continuing thereafter until the earlier of the consummation by the Company of an initial business combination or the liquidation of the Company, accrue without interest thereon and be due and payable on the earlier of the consummation by the Company of an initial business combination or the liquidation of the Company.

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

Note 7 - Stockholders’ Deficit

Preferred Stock  - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock  - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 12,808,125 shares of Class A common stock outstanding, 12,650,000 of which are subject to possible redemption.

Class B Common stock  - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,162,500 shares of Class B common stock issued and outstanding, after giving retroactive effect to the stock dividend that the Company effected in August 2021, of which 412,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full. As a result of the underwriters’ election to fully exercise their over-allotment option on August 30, 2021, none of the Class B shares are subject to forfeiture any longer.

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

Note 8 - Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds held in Trust Account	$128,576,560	$128,576,560	—	—

Liabilities:
Working Capital Loans-conversion feature	1,098	—	—	1,098
Public Warrants: Liabilities	948,750	948,750	—	—
Private Placement Warrants: Liabilities	457,261	—	—	457,261
	$1,407,109	$948,750	$—	$458,359

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds held in Trust Account	$128,400,078	$128,400,078	—	—

Liabilities:
Public Warrants: Liabilities	$5,313,000	$5,313,000	$—	$—
Private Placement Warrants: Liabilities	2,566,959	—	—	2,566,959
	$7,879,959	$5,313,000	$—	$2,566,959

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company established the initial fair value of the Public Warrants on August 30, 2021 using a Modified Black Scholes simulation model, and as of June 30, 2022 and December 31, 2021 by using the associated trading price of the Public Warrants.  The Company established the initial fair value of the Private Placement Warrants on August 30, 2021 and on June 30, 2022 and December 31, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The following table presents the changes to Level 3 labilities for the year ended June 30, 2022 and December 31, 2021:

Fair Value at January 1, 2021	$—
Initial fair value of public and private warrants	15,085,335
Transfer of public warrants to Level 1	(10,141,998)
Change in fair value	(2,376,378)
Fair Value at December 31, 2021	$2,566,959
Change in fair value	(1,417,244)
Fair Value at March 31, 2022	$1,149,715
Change in fair value	(692,454)
Fair Value at June 30, 2022	$457,261

The key inputs into the Modified Black Scholes simulation, which is considered to be a Level 3 fair value measurement, as of August 30, 2021, December 31. 2021 and June 30, 2022 were as follows:

	(Initial Measurement) August 30, 2021	December 31, 2021	June 30, 2022
Risk-free interest rate	0.97%	1.31%	3.02%
Expected term remaining (years)	5.91	5.49	5.42
Expected volatility	17.0%	7.7%	6.1%
Stock price	$9.197	$9.98	$10.13

The probability of a business combination was 90%, 90% and 100% at August 30, 2021, December 31, 2021 and June 30, 2022, respectively.

Derivative liability-conversion feature

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

The estimated fair value of the conversion feature related to the working capital loans as of issuance and for the period ended June 30, 2022 are zero and $1,098, respectively.

The following are the primary assumptions used for the valuation of the conversion feature within the working capital loans:

	March 1,	March 23,
Warrant Valuation Terms	2022	2022
Risk-free interest rate	1.58%	2.34%
Term	5.40	5.34
Expected volatility	5.9%	2.8%
Stock Price	$10.01	$10.02

Compound Option Terms
Strike price-debt conversion	$1.00	$1.00
Strike price - warrants	$11.50	$11.50
Term - debt conversion	0.40	0.34
Term - warrant conversion	5.40	5.34

Probability of transaction	80%	80%

Probability of transaction - Target Date 5/30/2022	40%	40%

Probability of transaction - Target Date 8/30/2022	60%	60%

June 30,
Warrant Valuation Terms	2022
Risk-free interest rate	3.02%
Term	5.15
Expected volatility	6.1%
Stock Price	$10.13

Compound Option Terms
Strike price-debt conversion	$1.00
Strike price - warrants	$11.50
Term - debt conversion	0.15
Term - warrant conversion	5.15

Probability of transaction	100%

Probability of transaction - Target Date 11/30/2022	100%

The following table presents the changes in the fair value of the Level 3 conversion option:

Working
Capital
Loans-Conversion Feature
Fair value at issuance dates of March 1, 2022 and March 23, 2022	$—
Change in valuation inputs or other assumptions	1,098
Fair value as of June 30, 2022	$1,098

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended June 30, 2022 for the derivative liability - conversion feature.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustments or disclosures in the condensed financial statements.

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

As of June 30, 2022, we had $53,138 in cash and working capital deficit of $165,479.

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

Our liquidity needs up to June 30, 2022 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from our Sponsor of up to $300,000. After consummation of the IPO on August 30, 2021, we had approximately $1.6 million in our operating bank account, and working capital of approximately $0.8 million. On September 3, 2021, the Sponsor agreed to provide us with loans in such amounts as may be required to fund our working capital requirements up to an aggregate of $500,000. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

On February 28, 2022 and March 21, 2022, the Sponsor agreed to loan the Company $174,000 and $163,000, respectively, as part of the Working Capital Loans. The promissory notes are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the promissory notes may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant. As of June 30, 2022 and December 31, 2021, there was $337,000 of borrowings, respectively. The Company assessed the provisions of the convertible promissory notes under ASC 815-15. The derivative component of the obligations is initially valued and classified as derivative liabilities with an offset to a discount on the promissory notes. To calculate the value of the embedded derivative the Monte Carlo Model was utilized to fair value the underlying warrants and the compound option. The fair value of the conversion feature was zero at the dates of issuance and $1,098 at June 30, 2022.

We are within 12 months of our mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 30, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that insufficient working capital and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

As of June 30, 2022, we had not commenced any operations. All activity for the period from February 18, 2021 (inception) through June 30, 2022 relates to our formation and the Initial Public Offering and search for a target for our initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,959,110, which included a gain from the change in fair value of warrant liabilities of $2,147,204 and interest income earned on cash held in Trust Account of $168,195, offset by formation and operating costs of $355,191 and change in fair value of derivative liability – conversion feature of $1,098.

For the six months ended June 30, 2022, we had a net income of $5,935,901, which included a gain from the change in fair value of warrant liabilities of $6,473,948 and interest income earned on cash held in Trust Account of $176,482, offset by formation and operating costs of $713,431 and change in fair value of derivative liability – conversion feature of $1,098.

For the three months ended June 30, 2021, we had a net loss of $85, which solely pertains to formation and operating costs.

For the period from February 18, 2021 (inception) to June 30, 2021, we had a net loss of $632, which solely pertains to formation and operating costs.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed on the NASDAQ Capital Market, we agreed to pay to an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. The administrative services agreement was amended and restated on May 16, 2022. The Company and Sphere 3D Corp. (“Sphere”) entered into Amendment No. 1 (the “Amendment”) of that certain Administrative Support Agreement dated August 25, 2021 by and between the Company and Sphere (the “Support Agreement”). Pursuant to the Amendment, the Company and Sphere agreed that, notwithstanding anything in the Support Agreement to the contrary, the monthly payment referenced in clause (i) of the Support Agreement shall, beginning with respect to the monthly period that begins on February 26, 2022 and ends on March 25, 2022, and continuing thereafter until the earlier of the consummation by the Company of an initial business combination or the liquidation of the Company, accrue without interest thereon and be due and payable on the earlier of the consummation by the Company of an initial business combination or the liquidation of the Company.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 12,650,000 Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.  There was no change to redemption value at June 30, 2022 since the incurred taxes exceed the interest earned inception to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company's liquidation.

Net Income (Loss) Per Common Stock

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses which existed as of June 30, 2022. Since inception in 2021 to the present, we did not effectively segregate certain accounting duties due to the small size of our accounting staff. In addition, we restated our financial statements as of August 25, 2021 regarding the classification of redeemable Class A Shares, which constitutes a material weakness in our internal control over financial reporting. Regarding the restatement of our balance sheet included in our Form 8-K, as filed with the SEC on September 3, 2021, certain redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of the Class A common stock in permanent equity. We restated our financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in our charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2022, and that there were material weaknesses as identified in this Quarterly Report, we believe that our condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the Securities and Exchange Commission on April 14, 2022 (the “2021 Form 10-K”). Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. The risk factor below updates the risk factors disclosed in our Annual Report on Form 10-K.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with SEC rules and other legal requirements. For instance, on March 30, 2022, the SEC issued proposed rules and rule amendments relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules and amendments, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Minority Equality Opportunities Acquisition Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on August 31, 2021, and incorporated herein by reference).
3.2	Bylaws of Minority Equality Opportunities Acquisition Inc. (filed as Exhibit 3.3 to the Registration Statement on Form S-1 (No. 333-258241), and incorporated herein by reference).
10.1	Amendment No. 1, dated May 16, 2022, to Administrative Support Agreement between Minority Equality Opportunities Acquisition Inc. and Sphere 3D Corp. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2022, and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

Date: August 15, 2022	By:	/s/ Shawn D. Rochester
	Name:	Shawn D. Rochester
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Robin D. Watkins
	Name:	Robin D. Watkins
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)