Form 10-Q
period 2022-09-30
Minority Equality Opportunities Acquisition Inc.
filed 2022-11-10
CIK 1859310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 12,808,125 shares of the Class A Common Stock, par value $0.0001 per share, and 3,162,500 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information		1

Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and for the Period from February 18, 2021 (Inception) through September 30, 2021 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and for the Period from February 18, 2021 (Inception) through September 30, 2021 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from February 18, 2021 (Inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4.	Controls and Procedures	24

Part II. Other Information		25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

Part III. Signatures		29

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31,
	(Unaudited)	2021
Assets:
Current Assets
Cash	$209,983	$264,755
Prepaid expenses	335,992	372,468
Total current assets	545,975	637,223
Cash held in Trust Account	130,165,886	128,400,078
Prepaid expenses - noncurrent	—	231,243
Total Assets	$130,711,861	$129,268,544

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Accrued offering costs and expenses	$670,345	$254,276
Working capital loans - related party	500,000	—
Convertible promissory note - related party	1,265,000	—
Due to Sponsor	—	10,000
Income taxes payable	88,687
Total current liabilities	2,524,032	264,276
Warrant liabilities	1,694,297	7,879,959
Deferred underwriting fee	4,554,000	4,554,000
Total Liabilities	8,772,329	12,698,235

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 12,650,000 shares at redemption value, $10.28 and $10.15 per share as of September 30, 2022 and December 31, 2021, respectively.	129,998,763	128,397,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 158,125 issued and outstanding as of September 30, 2022 and December 31, 2021 (excluding 12,650,000 shares subject to possible redemption)	16	16
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,162,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	316	316
Additional paid-in capital	—	—
Accumulated deficit	(8,059,563)	(11,827,524)
Total Stockholders’ Deficit	(8,059,231)	(11,827,192)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$130,711,861	$129,268,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from February 18, 2021 (Inception) Through September 30, 2021
Formation and operating costs	$760,441	$88,443	$1,473,873	$89,075
Loss from operations	(760,441)	(88,443)	(1,473,873)	(89,075)

Other income (expense):
Interest income earned on cash held in trust account	569,639	—	746,121	—
Offering costs allocated to warrants	—	(741,209)	—	(741,209)
Change in fair value of working capital loans - conversion feature	1,098	—	—	—
Change in fair value of warrant liabilities	(288,286)	(273,958)	6,185,662	(273,958)
Total other income (expense), net	282,451	(1,015,167)	6,931,783	(1,015,167)

Income (loss) before provision for (benefit from) income taxes	(477,990)	(1,103,610)	5,457,910	(1,104,242)
Provision for (benefit from) income taxes	88,687	—	88,687	—
Net (loss) income	$(566,677)	$(1,103,610)	$5,369,223	$(1,104,242)

Basic and diluted weighted average shares outstanding, Class A common stock	12,808,125	4,455,000	12,808,125	1,821,600

Basic and diluted net (loss) income per share, Class A common stock	$(0.04)	$(0.15)	$0.34	$(0.29)

Basic and diluted weighted average shares outstanding, Class B common stock	3,162,500	2,893,478	3,162,500	2,050,889

Basic and diluted net (loss) income per share, Class B common stock	$(0.04)	$(0.15)	$0.34	$(0.29)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	158,125	$16	3,162,500	$316	$—	$(11,827,524)	$(11,827,192)
Net income	—	—	—	—	—	3,976,791	3,976,791
Balance – March 31, 2022	158,125	16	3,162,500	316	—	(7,850,733)	(7,850,401)
Net income	—	—	—	—	—	1,959,110	1,959,110
Balance – June 30, 2022	158,125	16	3,162,500	316	—	(5,891,623)	(5,891,291)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(1,601,263)	(1,601,263)
Net loss	—	—	—	—	—	(566,677)	(566,677)
Balance – September 30, 2022	158,125	$16	3,162,500	$316	$—	$(8,059,563)	$(8,059,231)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – February 18, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(547)	(547)
Balance – March 31, 2021	—	—	—	—	—	(547)	(547)
Class B common stock issued to Sponsor			3,162,500	316	24,684		25,000
Net loss	—	—	—	—	—	(85)	(85)
Balance – June 30, 2021	—	—	3,162,500	316	24,684	(632)	24,368
Issuance of 158,125 shares to underwriter representative at fair value	158,125	16	—	—	1,454,418	—	1,454,434
Proceeds received in excess of fair value of private warrants	—	—	—	—	1,084,163	—	1,084,163
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(2,563,265)	(17,733,737)	(20,297,002)
Net loss					—	(1,103,610)	(1,103,610)
Balance – September 30, 2021	158,125	$16	3,162,500	$316	$—	$(18,837,979)	$(18,837,647)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from February 18, 2021 (Inception) Through September 30, 2021
Cash flows from operating activities:
Net income (loss)	$5,369,223	$(1,104,242)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by related party	—	10,000
Allocation of offering costs to warrant expense	—	741,209
Interest income earned	(746,120)	—
Change in fair value of warrant liabilities	(6,185,662)	273,958
Changes in current assets and liabilities:
Prepaid expenses	267,719	(699,834)
Due to sponsor	(10,000)	—
Accrued offering costs and expenses	416,069	58,681
Income taxes payable	88,687
Net cash used in operating activities	(800,084)	(720,228)

Cash flows from investing activities:
Investment of cash in Trust Account	(1,019,688)	(128,397,500)
Net cash used in investing activities	(1,019,688)	(128,397,500)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	—	124,096,500
Proceeds from private placement warrants	—	6,027,500
Proceeds from convertible promissory note - related party	500,000	253,378
Payment of promissory note to related party	1,265,000	(285,778)
Payment of deferred offering costs	—	(529,379)
Net cash provided by financing activities	1,765,000	129,562,221

Net change in cash	(54,772)	444,493
Cash – Beginning of the period	264,755	—
Cash – End of the period	$209,983	$444,493

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by promissory note – related party	$—	$32,400
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Deferred underwriting fee charged temporary equity	$—	$4,554,000
Initial warrant liability	$—	$15,085,335
Initial value of Class A common stock subject to possible redemption	$—	$128,397,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Initial Business Combination

On August 30, 2022, the Company entered into a Business Combination Agreement with MEOA Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of our company (“Merger Sub”), and Digerati Technologies, Inc., a Nevada corporation (“Digerati”). The Company also decided to extend the date by which it had to complete an initial Business Combination by three months from August 30, 2022 to November 30, 2022. An affiliate of the Sponsor provided the Company with a loan in the amount of $1.265 million to fund the three month extension. The Company expects to close the proposed Business Combination with Digerati in the first quarter of 2023.

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

Liquidity, Capital Resources and Going Concern Considerations

As of September 30, 2022, the Company had $209,983 in cash and working capital deficit of $1,978,057. The Company’s liquidity needs up to September 30, 2022 were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5) and from the IPO proceeds not held in the Trust Account. On September 3, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022 and December 31, 2021, there was $500,000 and $0, respectively, outstanding under the Working Capital Loans.

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

The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 30, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that insufficient working capital and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the Russian military action in Ukraine and has concluded that while it is reasonably possible that the virus and/or such military action could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on April 14, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying unaudited condensed consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $209,983 and $264,755 of cash as of September 30, 2022 and December 31, 2021, respectively, and no cash equivalents.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had $130,165,886 and $128,400,078 in cash held in the Trust Account, respectively.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the 12,650,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross proceeds from IPO	$126,500,000
Less:
Proceeds allocated to Public Warrants	(10,141,998)
Class A common stock issuance costs	(8,257,504)
Plus:
Remeasurement of carrying value to redemption value	20,297,002
Class A common stock subject to possible redemption at redemption value, December 31, 2021	$128,397,500
Plus:
Remeasurement of carrying value to redemption value	1,601,263
Class A common stock subject to possible redemption at redemption value, September 30, 2022	$129,998,763

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

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from February 18, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(454,465)	$(112,213)	$(669,061)	$(434,549)	$4,306,110	$1,063,212	$(519,430)	$(584,812)
Denominator:
Basic and diluted weighted average shares outstanding	12,808,125	3,162,500	4,455,000	2,893,478	12,808,125	3,162,500	1,821,600	2,050,889
Basic and diluted net (loss) income per common stock	$(0.04)	$(0.04)	$(0.15)	$(0.15)	$0.34	$0.34	$(0.29)	$(0.29)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was (18.55)% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 1.62% and 0.00% for the nine months ended September 30, 2022 and for the period from February 18, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in derivative liability – conversion feature, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

On February 28, 2022 and March 21, 2022, the Sponsor agreed to loan the Company $174,000 and $163,000, respectively, as part of the Working Capital Loans. The promissory notes are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the promissory notes may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant. At September 30, 2022, there was $500,000 of borrowings.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company has incurred $30,000 and $90,000 of administrative service fees, respectively. For the three months ended September 30, 2021 and for the period from February 18, 2021 (inception) through September 30, 2021, $10,000 of administrative fees have been accrued. As of September 30, 2022 and December 31, 2021, the Company has payables of $80,000 and $10,000, respectively. The administrative services agreement was amended and restated on May 16, 2022. The Company and Sphere 3D Corp. (“Sphere”) entered into Amendment No. 1 (the “Amendment”) of the administrative services agreement, pursuant to which Amendment, the Company and Sphere agreed that, notwithstanding anything in the administrative services agreement to the contrary, the monthly payment due under the administrative services agreement shall, beginning with respect to the monthly period that begins on February 26, 2022 and ends on March 25, 2022, and continuing thereafter until the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company, accrue without interest thereon and be due and payable on the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the founder shares, representative’s common stock, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed on August 25, 2021, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years after the effective date of the registration statement for the IPO and may not exercise their demand rights on more than one occasion.

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

On August 30, 2022, the Company amended the underwriting agreement to reflect a commission value equal to the product of (i) $4,554,000 and (ii) 1 minus the quotient resulting by dividing the percentage of redemptions by 2. Additionally, the payment of the deferred underwriting commission shall be paid in cash but shall be subordinate to the payments of up to $2,500,000 of Sponsor loans to the Company and up to $2,500,000 of debt repayment to other parties.

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

On August 30, 2022, we amended the agreements with our financial advisors to provide for a $40,000 retainer payment to be paid within forty-five (45) days following the amendment and to provide that if the proposed Business Combination with Digerati closes, the advisors shall be entitled to an aggregate success fee upon the closing of the Business Combination equal to two percent of the transaction value of Digerati up to $100 million, with such success fee to be reduced by the aggregate amount of all payments to the advisors prior to the closing.

Note 7 - Stockholders’ Deficit

Preferred Stock  - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Class A Common stock  - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 12,808,125 shares of Class A common stock outstanding, 12,650,000 of which are subject to possible redemption.

Class B Common stock  - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,162,500 shares of Class B common stock issued and outstanding, after giving retroactive effect to the stock dividend that the Company effected in August 2021, of which 412,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full. As a result of the underwriters’ election to fully exercise their over-allotment option on August 30, 2021, none of the Class B shares are subject to forfeiture any longer.

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

Note 8 - Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Funds held in Trust Account	$130,165,886	$130,165,886	—	—

Liabilities:
Public Warrants: Liabilities	1,138,500	1,138,500	—	—
Private Placement Warrants: Liabilities	555,797	—	—	555,797
	$1,694,297	$1,138,500	$—	$555,797

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Funds held in Trust Account	$128,400,078	$128,400,078	—	—

Liabilities:
Public Warrants: Liabilities	$5,313,000	$5,313,000	$—	$—
Private Placement Warrants: Liabilities	2,566,959	—	—	2,566,959
	$7,879,959	$5,313,000	$—	$2,566,959

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company established the initial fair value of the Public Warrants on August 30, 2021 using a Modified Black Scholes simulation model, and as of September 30, 2022 and December 31, 2021 by using the associated trading price of the Public Warrants.  The Company established the initial fair value of the Private Placement Warrants on August 30, 2021 and on September 30, 2022 and December 31, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The following table presents the changes to Level 3 labilities for the year ended September 30, 2022 and December 31, 2021:

Fair Value at January 1, 2021	$—
Initial fair value of public and private warrants	15,085,335
Transfer of public warrants to Level 1	(10,141,998)
Change in fair value	(2,376,378)
Fair Value at December 31, 2021	2,566,959
Change in fair value	(1,417,244)
Fair Value at March 31, 2022	1,149,715
Change in fair value	(692,454)
Fair Value at June 30, 2022	457,261
Change in fair value	98,536
Fair Value at September 30, 2022	$555,797

The key inputs into the Modified Black Scholes simulation, which is considered to be a Level 3 fair value measurement, as of August 30, 2021, December 31. 2021 and September 30, 2022 were as follows:

	(Initial Measurement) August 30, 2021	December 31, 2021	September 30, 2022
Risk-free interest rate	0.97%	1.31%	4.04%
Expected term remaining (years)	5.91	5.49	5.34
Expected volatility	17.00%	7.70%	9.10%
Stock price	$9.197	$9.98	$10.14

The probability of a business combination was 90%, 90% and 30% at August 30, 2021, December 31, 2021 and September 30, 2022, respectively.

Derivative liability-conversion feature

The Company utilizes a Monte Carlo model to estimate the fair value of the conversion feature within the working capital loans which is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the conversion feature are recognized as non-cash gains or losses in the condensed consolidated statements of operations.

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

The estimated fair value of the conversion feature related to the working capital loans as of issuance and for the period ended September 30, 2022 are zero.

The following are the primary assumptions used for the valuation of the conversion feature within the working capital loans:

	March 1,	March 23,
Warrant Valuation Terms	2022	2022
Risk-free interest rate	1.58%	2.34%
Term	5.40	5.34
Expected volatility	5.90%	2.80%
Stock Price	$10.01	$10.02

Compound Option Terms
Strike price-debt conversion	$1.00	$1.00
Strike–price - warrants	$11.50	$11.50
Term - debt conversion	0.40	0.34
Term - warrant conversion	5.40	5.34

Probability of transaction	80%	80%

Probability of transaction - Target Date 5/30/2022	40%	40%

Probability of transaction - Target Date 8/30/2022	60%	60%

September 30,
Warrant Valuation Terms	2022
Risk-free interest rate	4.06%
Term	5.34
Expected volatility	9.10%
Stock Price	$10.14

Compound Option Terms
Strike price-debt conversion	$1.00
Strike–price - warrants	$11.50
Term - debt conversion	0.34
Term - warrant conversion	5.34

Probability of transaction - Target Date 11/30/2022	30%

Probability of transaction - Target Date 2/28/2023	70%

The following table presents the changes in the fair value of the Level 3 conversion option:

Working
Capital
Loans -Conversion Feature
Fair value at issuance dates of March 1, 2022 and March 23, 2022	$—
Change in valuation inputs or other assumptions	1,098
Fair value as of June 30, 2022	1,098
Change in valuation inputs or other assumptions	(1,098)
Fair value as of September 30, 2022	$ ---

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended September 30, 2022 for the derivative liability - conversion feature.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosures in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Minority Equality Opportunities Acquisition Inc.,” “our,” “us” or “we” refer to Minority Equality Opportunities Acquisition Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

We are a blank check company incorporated on February 18, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

Proposed Business Combination

On August 30, 2022, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with MEOA Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary of MEOA (“Merger Sub”), and Digerati Technologies, Inc., a Nevada corporation (“Digerati”). The Business Combination Agreement and the transactions contemplated thereby were approved by the board of directors of each of MEOA and Digerati.

The Business Combination Agreement provides, among other things, that Merger Sub will merge with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati shall be a wholly-owned subsidiary of our company (the “Merger”). In addition, our company will be renamed Digerati Holdings, Inc. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”. Other capitalized terms used, but not defined, herein, shall have the respective meanings given to such terms in the Business Combination Agreement.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), among other things: (i) each share of Digerati outstanding as of immediately prior to the Effective Time will be exchanged for shares of our common stock based upon the exchange ratio set forth in the Business Combination Agreement (the “Exchange Ratio”); (ii) all vested and unvested stock options of Digerati will be assumed by our company and thereafter be settled or exercisable for shares of our common stock, as applicable, determined based on the Exchange Ratio; (iii) each warrant of Digerati will be canceled in exchange for a warrant to purchase shares of our common stock determined based on the Exchange Ratio; (iv) any shares of the Series A Preferred Stock of Digerati outstanding as of the Effective Time will thereafter be convertible into a number of shares of our common stock determined by multiplying the number of shares of Digerati common stock into which such preferred shares would have been convertible immediately prior to the Effective Time by the Exchange Ratio; (v) certain convertible notes of Digerati issued following the signing of the Business Combination Agreement and outstanding as of the Effective Time will thereafter be convertible into a number of our common stock determined by multiplying the number of shares of Digerati common stock into which such convertible notes would have been convertible immediately prior to the Effective Time by the Exchange Ratio; and (vi) each share of our Class A common stock and each share of our Class B common stock that is issued and outstanding immediately prior to the Effective Time shall become one share of our common stock following the consummation of the Business Combination.

The Business Combination is expected to close in the first calendar quarter of 2023, following the receipt of the required approval by the stockholders of our company and of Digerati, approval by the Nasdaq Stock Market (“Nasdaq”) of the initial listing application of the combined company filed in connection with the Business Combination, and the fulfillment of other customary closing conditions.

The Business Combination Agreement contains customary representations and warranties for transactions of this type. In addition, the Business Combination Agreement contains certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of Digerati and its subsidiaries during the period between execution of the Business Combination Agreement and the closing of the Merger. Each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to cause all actions and things necessary to consummate and expeditiously implement the Business Combination.

Under the Business Combination Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder relating to the Business Combination having expired or been terminated and any other required regulatory approvals applicable to the transactions contemplated by the Business Combination Agreement having been obtained and remaining in full force and effect; (ii) no order or law issued by any court of competent jurisdiction or other governmental entity or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Business Combination being in effect; (iii) the registration statement on Form S-4 containing the joint proxy statement/prospectus to be filed by our company relating to the Business Combination Agreement and the Merger (the “Registration Statement”) becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), no stop order being issued by Securities and Exchange Commission (the “SEC”) and remaining in effect with respect to the Registration Statement, and no proceeding seeking such a stop order being threatened or initiated by the SEC and remaining pending; (iv) the initial listing application of the combined company with Nasdaq in connection with the Business Combination having been approved; (v) the board of directors of the combined company consisting of the number of directors, and comprising the individuals, determined pursuant to the Business Combination Agreement; (vi) the approval and adoption of the Business Combination Agreement and the transactions contemplated thereby by the requisite vote of our stockholders (the “Required MEOA Stockholder Consent”); (vii) the approval and adoption of the Business Combination Agreement and the transactions contemplated thereby by the requisite vote of Digerati’s stockholders; (viii) the absence of a Company Material Adverse Effect since the date of the Business Combination Agreement that is continuing; (ix) we shall have repaid, or shall have irrevocably arranged to have repaid upon the closing, any and all loans that have been made to our company by our sponsor, or, in lieu thereof, and with the consent of our sponsor, such loans have been converted into warrants to purchase shares of our common stock; (x) Digerati shall have provided to us evidence reasonably satisfactory to us of (A) the exchange, effective prior to the closing, of all of the issued and outstanding shares of Digerati’s Series C Convertible Preferred Stock for restricted shares of Digerati’s common stock, (B) the redemption, effective prior to the closing, by Digerati of all of the issued and outstanding shares of Digerati’s Series F Preferred Stock, and (C) the exercise, effective prior to the closing, of warrants currently held by Post Road Special Opportunity Fund II LP and Post Road Special Opportunity Fund II Offshore LP for shares of Digerati common stock; (xi) the delivery of waivers by certain executives of Digerati on the date of the Business Combination Agreement whereby such executives waive any entitlement to claim that the consummation of the transactions contemplated by the Business Combination Agreement, including the Merger, constitutes “Good Reason” as defined in the existing employment agreements that such individuals have entered into with Digerati or any of its subsidiaries, (xii) our receipt at or prior to the closing of a lock-up agreement between certain Digerati stockholders and our company (which lock-up period shall last for not less than 180 days from the date of the closing ); and (xiii) the receipt, at or prior to closing, by us of a duly executed copy of an agreement between Post Road Administrative LLC and certain of its affiliates (“Post Road”, and such agreement, the “PRG Resolution Agreement”), pursuant to which, among other things, the breaches, if any, of the covenants contained in that certain credit agreement, as amended to the date hereof, between and among Post Road and T3 Communications, Inc. (a majority owned subsidiary of Digerati) and its subsidiaries are resolved to our reasonable satisfaction.

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the closing, including, without limitation, (i) by the mutual written consent of us and Digerati; (ii) by us, subject to certain exceptions, if any of the representations or warranties made by Digerati are not true and correct or if Digerati fails to perform any of its covenants or agreements under the Business Combination Agreement (including an obligation to consummate the closing) such that certain conditions to our obligations could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) February 25, 2023 (the “Termination Date”); (iii) by Digerati, subject to certain exceptions, if any of the representations or warranties made by our company or Merger Sub are not true and correct or if we or Merger Sub fails to perform any of its covenants or agreements under the Business Combination Agreement (including an obligation to consummate the closing) such that the condition to the obligations of Digerati could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) the Termination Date; (iv) by either us or Digerati, if the closing does not occur on or prior to the Termination Date, unless the breach of any covenants or obligations under the Business Combination Agreement by the party seeking to terminate proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement; (v) by either us or Digerati, if (A) any governmental entity shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Business Combination Agreement and such order or other action shall have become final and non-appealable; or (B) if the Required MEOA Stockholder Consent is not obtained; (vi) by us, if (A) Digerati does not deliver, or cause to be delivered to us a Transaction Support Agreement duly executed by certain Digerati stockholders or (B) the Digerati stockholders meeting has been held, has concluded, the Digerati stockholders have duly voted, and Digerati stockholder approval was not obtained; (vii) by us, if Digerati does not deliver, or cause to be delivered, to us a duly executed copy of the PRG Resolution Agreement on or prior to October 15, 2022; (viii) by Digerati, should we not have timely taken such actions as are reasonably necessary to extend the period of time to complete an initial business combination for an additional period of three months from November 30, 2022; provided, that it shall be the obligation of Digerati to timely make the deposit into the Trust Account in connection with such extension, and Digerati shall not have a right to terminate the Business Combination Agreement as a result of Digerati’s failure to make such deposit; (ix) by us should Digerati not deposit into the Trust Account in a timely manner the funds necessary to extend the period for our company to complete an initial business combination for an additional period of three months from November 30, 2022, in accordance with, and as required pursuant to, the Business Combination Agreement; and (x) by us should: (A) Nasdaq not approve the initial listing application for the combined company with Nasdaq in connection with the Business Combination; (B) the combined company not have satisfied all applicable initial listing requirements of Nasdaq; or (C) the common stock of the combined company not have been approved for listing on Nasdaq prior to the date of the closing.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement other than customary confidentiality obligations, except in the case of a willful breach of any covenant or agreement under the Business Combination Agreement or fraud, provided, that (A) if we terminate the Business Combination Agreement pursuant to clauses (ii), (vi), (vii) or (viii) of the preceding paragraph, Digerati shall pay to us, promptly following such termination, and in any event within not less than five business days following delivery of notice of termination, a termination fee in the amount of $2,000,000, (B) if Digerati terminates the Business Combination Agreement pursuant to clauses (iii) or (ix) of the preceding paragraph, we shall pay to Digerati promptly following such termination, and in any event within not less than five business days following delivery of notice of termination, a termination fee in the amount of $2,000,000 and (C) in the event of a termination by us pursuant to clauses (ix) or (x) of the preceding paragraph, Digerati shall pay to us, promptly following such termination, and in any event within not less than five business days following delivery of notice of termination, a termination fee in the amount of $1,265,000.

A copy of the Business Combination Agreement has been filed as Exhibit 2.1 hereto (the terms of which are incorporated herein by reference) and the foregoing description of the Business Combination Agreement is qualified in its entirety by reference thereto.

The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Business Combination Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. We do not believe that these schedules contain information that is material to an investment decision.

Recent Developments

On August 30, 2022, an affiliate of our sponsor funded an extension loan in the amount of $1,265,000 and caused such amount to be deposited into the trust account maintained for our company by Continental Stock Transfer & Trust Company in order provide additional time for our company to complete an initial business combination. The loan is unsecured and non-interest bearing. If we complete an initial business combination by November 30, 2022, or such later date as may be determined in accordance with our Amended and Restated Certificate of Incorporation, we will, at the option of our Sponsor (or its affiliate), (i) repay the extension loan out of the proceeds of our trust account that are released to our company, or (ii) convert a portion or all of the loan into warrants to purchase shares of our common stock at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to our sponsor at the time of our initial public offering. If we do not complete our initial business combination on or prior to November 30, 2022, or such later date as may be determined in accordance with our Amended and Restated Certificate of Incorporation, we will only repay the extension loan from funds held outside of our trust account.

On September 3, 2021, an affiliate of our sponsor funded a working capital loan in the amount of up to $500,000. The loan is unsecured and non-interest bearing. If we complete an initial business combination by November 30, 2022, or such later date as may be determined in accordance with our Amended and Restated Certificate of Incorporation, we will, at the option of our Sponsor (or its affiliate), (i) repay the loan out of the proceeds of our trust account that are released to our company, or (ii) convert a portion or all of the loan into warrants to purchase shares of our common stock at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to our sponsor at the time of our initial public offering. If we do not complete our initial business combination on or prior to November 30, 2022, or such later date as may be determined in accordance with our Amended and Restated Certificate of Incorporation, we will only repay the working capital loan from funds held outside of our trust account.

Liquidity, Capital Resources and Going Concern Considerations

As of September 30, 2022, we had $209,983 in cash and working capital deficit of $1,810,933.

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

Our liquidity needs up to September 30, 2022 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from our Sponsor of up to $300,000. After consummation of the IPO on August 30, 2021, we had approximately $1.6 million in our operating bank account, and working capital of approximately $0.8 million. On September 3, 2021, the Sponsor agreed to provide us with loans in such amounts as may be required to fund our working capital requirements up to an aggregate of $500,000. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

On February 28, 2022, March 21, 2022, and September 19, 2022, the Sponsor (or an affiliate of the Sponsor) agreed to loan to us $174,000, $163,000, and $163,000, respectively, as part of the Working Capital Loans. The promissory notes are non-interest bearing and payable upon consummation of our initial Business Combination. At the lender’s discretion, the promissory notes may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant. As of September 30, 2022 and December 31, 2021, there was $500,000 and $0 of borrowings, respectively. We assessed the provisions of the convertible promissory notes under ASC 815-15. The derivative component of the obligations is initially valued and classified as derivative liabilities with an offset to a discount on the promissory notes. To calculate the value of the embedded derivative the Monte Carlo Model was utilized to fair value the underlying warrants and the compound option. The fair value of the conversion feature was zero at the dates of issuance and at September 30, 2022.

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

These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the Russian military action in Ukraine and has concluded that while it is reasonably possible that the virus and/or such military action could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements included in this report. The condensed consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from February 18, 2021 (inception) through September 30, 2022 relates to our formation and the Initial Public Offering and search for a target for our initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $606,822, which included formation and operating costs of $760,442, change in fair value of derivative liability – conversion feature of $6,463, change in fair value of convertible promissory note - conversion feature of $31,817, interest expense of $766, change in fair value of warrant liabilities of $288,286, and provision for income tax of $88,687, offset by interest income earned on cash held in Trust Account of $569,639.

For the nine months ended September 30, 2022, we had a net income of $5,329,079, which included a gain from the change in fair value of warrant liabilities of $6,185,662, and interest income earned on cash held in Trust Account of $746,121, offset by formation and operating costs of $1,473,873, change in fair value of convertible promissory note - conversion feature of $31,817, interest expense of $766, change in fair value of derivative liability – conversion feature of $7,561, and provision for income tax of $88,687.

For the three months ended September 30, 2021, we had a net loss of $1,103,610, which consisted of a loss from operations of $88,443, offering costs allocated to warrants expense of $741,209 and a loss on change in fair value of warrant liabilities of $273,958.

For the period from February 18, 2021 (inception) to September 30, 2021, we had net loss of $1,104,242 million, which consisted of a loss from operations of $89,075, offering costs allocated to warrants expense of $741,209 and a loss on change in fair value of warrant liabilities of $273,958.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market, pursuant to an Administrative Support Agreement (the “Support Agreement”) dated August 25, 2021 by and between our company and Sphere 3D Corp. (“Sphere”), an affiliate of our Sponsor, we agreed to pay to Sphere 3D Corp., an affiliate of our Sponsor, $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. We and Sphere amended and restated the Support Agreement on May 16, 2022 (the “Amendment”). Pursuant to the Amendment, we and Sphere agreed that, notwithstanding anything in the Support Agreement to the contrary, the monthly payment referenced in clause (i) of the Support Agreement shall, beginning with respect to the monthly period that began on February 26, 2022, and continuing thereafter until the earlier of the consummation of our initial Business Combination or the liquidation of our company, accrue without interest thereon and be due and payable on the earlier of the consummation by our company of an initial Business Combination or the liquidation of our company.

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

The underwriter is entitled to a deferred underwriting discount of 3.6% of the gross proceeds of the Initial Public Offering, which included the exercise of the over-allotment option, or $4,554,000, held in the Trust Account upon the completion of our initial Business Combination subject to the terms of the underwriting agreement. On August 30, 2022, the Company amended the underwriting agreement to reflect a commission value equal to the product of (i) $4,554,000 and (ii) 1 minus the quotient resulting by dividing the percentage of redemptions by 2. Additionally, the payment of the deferred underwriting commission shall be paid in cash but shall be subordinate to the payments of up to $2,500,000 of Sponsor loans to the Company and up to $2,500,000 of debt repayment to other parties.

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

On August 30, 2022, we amended the agreements with our financial advisors to provide for a $40,000 retainer payment to be paid within forty-five (45) days following the amendment and to provide that if the proposed Business Combination with Digerati closes, the advisors shall be entitled to an aggregate success fee upon the closing of the Business Combination equal to two percent of the transaction value of Digerati up to $100 million, with such success fee to be reduced by the aggregate amount of all payments to the advisors prior to the closing.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the 12,650,000 Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.  There was no change to redemption value at September 30, 2022 since the incurred taxes exceed the interest earned inception to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to possible redemption since it is only taken into account in the event of the Company’s liquidation.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses which existed as of September 30, 2022. Since inception in 2021 to the present, we did not effectively segregate certain accounting duties due to the small size of our accounting staff. In addition, we restated our financial statements as of August 25, 2021 regarding the classification of redeemable Class A Shares, which constitutes a material weakness in our internal control over financial reporting. Regarding the restatement of our balance sheet included in our Form 8-K, as filed with the SEC on September 3, 2021, certain redemption provisions not solely within our control require common stock subject to possible redemption to be classified outside of permanent equity. We had previously classified a portion of the Class A common stock in permanent equity. We restated our financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in our charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of September 30, 2022, and that there were material weaknesses as identified in this Quarterly Report, we believe that our condensed consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party service providers. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to material litigation proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the Securities and Exchange Commission on April 14, 2022 (the “2021 Form 10-K”), as well as the other risk factors that were filed under “Item 1A – Risk Factors” in our Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2022 and June 30, 2022, respectively. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. The risk factors below update the risk factors disclosed in our Annual Report on Form 10-K.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with SEC rules and other legal requirements. For instance, on March 30, 2022, the SEC issued proposed rules and rule amendments (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The SPAC Rule Proposals, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

As noted above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete a business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, where it has been less than 18 months since the effective date of its IPO Registration Statement. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we are deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the Company.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

If the deadline for us to complete a business combination (currently November 30, 2022) is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

The majority member of our sponsor is Sphere 3D Corp., an Ontario, Canada corporation that is publicly traded on the Nasdaq Capital Market under the trading symbol “ANY”. As a result of this relationship with a non-US entity, it is possible that any proposed business combination may be subject to review by U.S. governmental authorities, which could delay or prevent the consummation of an initial business combination, thereby leading to the liquidation of our company.

Although our sponsor is a Delaware limited liability company, the majority member of our sponsor is Sphere 3D Corp., an Ontario, Canada corporation that is publicly traded on the Nasdaq Capital Market under the trading symbol “ANY”. Due to the fact that our sponsor is controlled by a non-US person, it is possible that we will not be able to complete an initial busines combination with a U.S. target company in the event that the transaction is subject to review by a U.S. governmental entity, such as the Committee on Foreign Investment in the United States, or such transaction may ultimately be prohibited. As a result, the pool of potential target companies with which we could complete an initial business combination may be limited. Further, if any proposed initial business combination is subject to review by a U.S. governmental entity, the time necessary to conduct such review, or a decision to prohibit the proposed transaction, could prevent us from completing an initial business combination prior to the expiration of the business combination period (as it may be extended), thereby forcing us to liquidate. In such case, our public stockholders may only receive $10.15 per share, or less in certain circumstances, and our warrants will expire worthless.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement dated as of August 30, 2022 by and among Minority Equality Opportunities Acquisition Inc., MEOA Merger Sub, Inc. and Digerati Technologies, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on September 6, 2022, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Minority Equality Opportunities Acquisition Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on August 31, 2021, and incorporated herein by reference).
3.2	Bylaws of Minority Equality Opportunities Acquisition Inc. (filed as Exhibit 3.3 to the Registration Statement on Form S-1 (No. 333-258241), and incorporated herein by reference).
10.1	Amendment No. 1, dated May 16, 2022, to Administrative Support Agreement between Minority Equality Opportunities Acquisition Inc. and Sphere 3D Corp. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2022, and incorporated herein by reference).
10.2*	Sponsor Letter Agreement dated as of August 30, 2022 by and among Minority Equality Opportunities Acquisition Sponsor, LLC, Minority Equality Opportunities Acquisition Inc. and Digerati Technologies, Inc.
10.3*	Form of Transaction Support Agreement dated as of August 30, 2022 by and between Minority Equality Opportunities Acquisition Inc. and the stockholders of Digerati Technologies, Inc. party thereto.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

Date: November 10, 2022	By:	/s/ Shawn D. Rochester
	Name:	Shawn D. Rochester
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Robin D. Watkins
	Name:	Robin D. Watkins
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)