Form 10-K
period 2022-12-31
Minority Equality Opportunities Acquisition Inc.
filed 2023-03-27
CIK 1859310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2022, based on a closing price of the Registrant’s common equity of $10.13 on June 30, 2022, was $129,746,306.

As of March 14, 2023, there were 1,117,022 shares of the Registrant’s Class A Common Stock, $0.0001 par value, and 3,162,500 shares of the Registrant’s Class B Common Stock, $0.0001 par value, issued and outstanding.

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

●	our ability to complete the proposed business combination with Digerati Technologies, Inc. or any other business combination;

●	the benefits of the proposed business combination with Digerati Technologies, Inc.

●	changes in the future operating results of Digerati Technologies, Inc. following the completion of the proposed business combination with Digerati Technologies, Inc.;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

Business Combination Agreement

On August 30, 2022, we entered into a Business Combination Agreement with Digerati Technologies, Inc., a Nevada corporation (“Digerati”), and MEOA Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of our company (such entity, “Merger Sub”, and such agreement, the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby were approved by the board of directors of each of our company and of Digerati. The Business Combination Agreement provides, among other things, that Merger Sub will merge with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati shall be our wholly-owned subsidiary (such transactions, the “Business Combination”). In addition, our company will be renamed Verve Technology Corporation.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, as amended, at the effective time of the merger of Merger Sub and Digerati contemplated by the Business Combination Agreement (the “Effective Time”), based on an implied equity value of Digerati of $71,080,810: (i) each share of our Class A common stock and our Class B common stock issued and outstanding immediately prior to the Effective Time will become one share of the common stock of our company following the completion of the Business Combination (such common stock being referred to herein as “New Digerati Common Stock”); (ii) each share of the common stock of Digerati (“Digerati Common Stock”) outstanding as of immediately prior to the Effective Time (which, for the avoidance of doubt, will include shares of Digerati Common Stock issued upon the exercise of the those certain warrants to purchase shares of Digerati Common Stock that were issued to Post Road Special Opportunity Fund II LP and Post Road Special Opportunity Fund II Offshore LP (together, the “Post Road Warrant”) and upon the conversion of the Series B Preferred Stock and Series C Preferred Stock of Digerati, which exercise and conversions shall occur prior to the Effective Time) will be automatically cancelled and extinguished and converted into a right to receive shares of New Digerati Common Stock; (iii) each share of capital stock of Merger Sub issued and outstanding as of immediately prior to the Effective Time will be automatically cancelled and extinguished and converted into one share of New Digerati Common Stock; (iv) all vested and unvested options to purchase shares of Digerati Common Stock will be assumed by our company and thereafter be settled or exercisable for shares of New Digerati Common Stock; (v) each warrant to purchase Digerati Common Stock (other than the Post Road Warrant, which shall be exercised prior to the Effective Time) will be assumed by our company and thereafter be a warrant to purchase shares of New Digerati Common Stock; provided, however, that those certain warrants to purchase up to 13,534,535 shares of Digerati Common Stock that Digerati issued to four (4) bridge lenders in November and December 2022 (the “Bridge Loan Warrants”) (although they will be assumed by our company) are not part of the implied equity value of Digerati; and (vi) each share of Digerati preferred stock that will remain outstanding following the consummation of the Business Combination will be assumed by our company and thereafter be convertible into shares of New Digerati Common Stock.

On February 14, 2023, the parties to the Business Combination Agreement amended the Business Combination Agreement (the “February Amendment”) to increase the implied equity value of Digerati from $68,680,807 to $71,080,810 to give effect to the issuance by Digerati to Maxim, immediately prior to the Closing of the Business Combination, of such number of shares of Digerati Common Stock as would be exchanged for an aggregate of 240,000 shares of New Digerati Common Stock upon the Closing of the Business Combination as partial compensation for financial advisory services that Maxim provided to Digerati in connection with the Business Combination. The February Amendment also clarified that the shares of Digerati Common Stock underlying the Bridge Loan Warrants would not be part of the implied equity value of Digerati of $71,080,810, and it clarified that none of the shares underlying any of the convertible promissory notes of Digerati that are outstanding upon the Closing of the Business Combination are part of the implied equity value of Digerati of $71,080,810.

On February 24, 2023, the parties to the Business Combination Agreement further amended the Business Combination Agreement to, among other things, extend the Termination Date (as defined in the Business Combination Agreement) from February 25, 2023 to April 28, 2023.

The Business Combination is expected to close in the second calendar quarter of 2023, following the receipt of the required approval by our stockholders and the fulfillment of other customary closing conditions.

Digerati, through its operating subsidiaries in Texas, Florida and California that includes Shift8 Networks, Inc., dba, T3 Communications, T3 Communications, Inc., Nexogy Inc., and NextLevel Internet, Inc., provides cloud services specializing in Unified Communications as a Service (“UCaaS”) and broadband connectivity solutions for the business market. Digerati’s product line includes a portfolio of Internet-based telephony products and services delivered through its cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN solutions. Digerati provides enterprise-class, carrier-grade services to the small-to-medium-sized business at cost-effective monthly rates. Digerati’s UCaaS or cloud communication services include fully hosted IP/PBX, video conferencing, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™. Digerati’s broadband connectivity solutions for the delivery of digital oxygen are designed for reliability, business continuity and to optimize bandwidth for businesses using Digerati’s cloud communication services and other cloud-based applications. Digerati is a currently a public company, the common stock of which is currently quoted on the OTCQB under the symbol “DTGI”.

The Business Combination Agreement and related agreements are further described in the Current Report on Form 8-K filed by us with the Securities and Exchange Commission (the “SEC”) on September 6, 2022 and in the Registration Statement on Form S-4 originally filed by us with the SEC on November 30, 2022 and amended on February 15, 2022.

Other than as specifically discussed, this report does not assume that the closing of the Business Combination will occur.

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

In connection with the meeting of the stockholders of our company that was held on November 29, 2022 (the “Extension Meeting”), the holders of 11,691,103 shares of our Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result of such redemptions, approximately $120.8 million (approximately $10.33 per share), representing approximately 92% of the assets held in the trust account prior to such redemptions, was removed from the trust account to pay such holders.

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

Members of our management team will directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination. However, subject to any pre-existing contractual or fiduciary obligations, our sponsor and officers and directors will offer all suitable business combination opportunities within our area of focus to us before any other person or company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination on or prior to May 30, 2023.

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

We will remain an emerging growth company until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination, as of December 31, 2022, in the amount of approximately $10.7 million, before payment of deferred underwriting commissions and fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we may target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report on Form 10-K and/or the other reports that we have filed with the Securities and Exchange Commission and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates.

To assist in the process of searching for and selecting a business combination target, in October 2021, we engaged PGP Capital Advisors, LLC (“PGP”), and as part of such engagement, PGP retained Vaughan Capital Advisors (“VCA”) as co-advisor. Pursuant to the agreements that we entered into with such entities for such services, we agreed to pay monthly fees to such advisors in the aggregate amount of $25,000 and to reimburse such advisors for their out-of-pocket costs and expenses. We also agreed to pay to such advisors an aggregate success fee upon the closing of a business combination transaction equal to the sum of: (i) three percent of the transaction value of the target company in such business combination up to $100 million, plus (ii) two percent of the transaction value of the target company greater than $100 million up to $200 million, plus (iii) one percent of the transaction value of the target company above $200 million. The success fee shall be reduced by the monthly fees previously paid to the financial advisors. The financial advisors shall have the option to receive an equivalent dollar amount of warrants and/or shares of our Class A Common Stock in lieu of cash up to twenty percent of the success fee payable.

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

While we do not presently anticipate engaging the services of any professional firms or individuals that specialize in business acquisitions on any formal basis other than the engagements of PGP and VCA described above, we may engage these firms or other individuals in the future, particularly if the proposed business combination with Digerati is terminated. In that event, we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor or any of our executive officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by us prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2022, was $10,297,411, or approximately $10.74 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, after giving effect to the redemption of 11,691,103 of the 12,650,000 public shares sold in our initial public offering in connection with the Extension Meeting, we would not need any of our remaining outstanding public shares to be voted in favor of an initial business combination. We intend to give approximately 30 days’ (but not less than 10 days’ nor more than 60 days’) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until May 30, 2023.

Ability to Extend Time to Complete Business Combination

We will have until May 30, 2023 to consummate an initial business combination. Pursuant to the terms of our certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, as amended in connection with the Extension Meeting, in order to extend the time available for us to consummate our initial business combination during the six-month period between November 30, 2022 and May 30, 2023, our sponsor or its affiliates or designees must deposit into the trust account, for each additional one-month period, $83,333.33, on or prior to the date of the deadline with respect to such one-month extension period. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our certificate of incorporation provides that we will have until May 30, 2023 to complete our initial business combination. If we are unable to complete our initial business combination on or prior to May 30, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination on or prior to May 30, 2023.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination on or prior to May 30, 2023. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination on or prior to May 30, 2023.

Our sponsor, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our certificate of incorporation: (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 30, 2023; or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of the underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $407,250 (as of December 31, 2022) held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, the per-share redemption amount received by stockholders upon our dissolution, based on the funds remaining in the trust account as of December 31, 2022, and after giving effect to the redemption of 11,691,103 of our public shares in connection with the Extension Meeting, would be approximately $10.74. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.74. Under Section 281(b) of the Delaware General Corporation Law, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $407,250 of funds held outside the trust account (as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or prior to May 30, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or prior to May 30, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination on or prior to May 30, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 30, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our certificate of incorporation: (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 30, 2023; or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we are unable to complete our business combination on or prior to May 30, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our certificate of incorporation, like all provisions of our certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination on or prior to May 30, 2023.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we Fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which as of December 31, 2022 was approximately $10.74 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place, if all of the redemptions would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed initial business combination.	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following completion of our initial business combination. There is no limit to the prices that our sponsor, directors, officers, advisors or their affiliates may pay in these transactions.	If we are unable to complete our initial business combination on or prior to May 30, 2023, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which as of December 31, 2022 was approximately $10.74 per public share including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

Impact to remaining stockholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and franchise and income taxes payable.	If the permitted purchases described above are made there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

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

Periodic Reporting and Available Information

We have registered our units, Class A common stock and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

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

We were required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and/or by the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors, and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the per share redemption amount initially held in the trust account.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until May 30, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may receive only $10.74 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	We may seek business combination opportunities in industries outside of our management’s area of expertise.

●	Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.74 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share before giving effect to a stock dividend in August 2021, and, accordingly, our stockholders experienced immediate and substantial dilution from the purchase of our Class B common stock.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	We have identified a material weakness in our internal control over financial reporting. A material weakness in our internal control over financial reporting could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

RISKS RELATED TO THE CORONAVIRUS (“COVID-19”) PANDEMIC AND THE RUSSIAN MILITARY ACTION IN UKRAINE

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic.

The outbreak of COVID-19 resulted in a widespread health crisis that adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. We may be unable to complete a business combination if continued or renewed concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, or the target company’s personnel, vendors, and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which the ongoing effects of COVID-19 impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. After giving effect to the redemption of 11,691,103 public shares in connection with the Extension Meeting, such stockholders own approximately 74% of our issued and outstanding shares. As a result, we would not need the votes of the holders of any of our public shares to approve an initial business combination. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will ensure that we will receive the requisite stockholder approval for such initial business combination.

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

After giving effect to the redemption of 11,691,103 public shares in connection with the Extension Meeting, our initial stockholders own shares representing approximately 74% of our issued and outstanding shares of common stock (excluding shares of Class A common stock that were issued to the underwriters upon the closing of our initial public offering). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Additional redemptions by our public stockholders will have the effect of further concentrating voting power with our sponsor.

After giving effect to the redemption of 11,691,103 Public Shares in connection with the Extension Meeting, our sponsor owns approximately 74% of the issued and outstanding shares of our common stock. Any additional redemptions by the holders of our public shares in connection with the closing of the proposed business combination with Digerati, or the closing of any other initial business combination, will have the effect of further concentrating voting power with our sponsor.

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

Prior to the closing of our initial business combination, we will not know how many stockholders may exercise their redemption rights with respect to our remaining public shares, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing – which are not the case with respect to the proposed business combination with Digerati – we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. Unless otherwise agreed with the underwriter of our initial public offering, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing – which are not the case with respect to the proposed business combination with Digerati – the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 30, 2023; and (iii) the redemption of our public shares if we are unable to complete an initial business combination on or prior to May 30, 2023, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the per share redemption amount initially held in the trust account.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or prior to May 30, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following May 30, 2023 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or prior to May 30, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of our initial business combination and after payment of the underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

RISKS RELATED TO PROCESS OF IDENTIFYING A TARGET AND CONSUMMATING AN INITIAL BUSINESS COMBINATION

Due to our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.74 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are many target businesses we could potentially acquire with the remaining net proceeds of our initial public offering and the sale of the private placement warrants, including Digerati, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.74 per share on the liquidation of our trust account, based on the funds in the trust account as of December 31, 2022, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than this amount per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the per share redemption amount initially held in the trust account.”

If the remaining net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until May 30, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.74 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The remaining funds available to us outside of the trust account may not be sufficient to allow us to operate until May 30, 2023, assuming that our initial business combination is not completed during that time. We believe that the remaining funds available to us outside of the trust account will be sufficient to allow us to operate until at least May 30, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.74 per share on the liquidation of our trust account, based on the amount available in our trust account as of December 31, 2023, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than this amount per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the per share redemption amount initially held in the trust account” and other risk factors below.

If the remaining net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2022, we had approximately $407,250 in cash available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team, or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team, nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.74 per share on our redemption of our public shares based on the amount available in our trust account as of December 31, 2023, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than such amount per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the per share redemption amount initially held in the trust account” and other risk factors below.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.74 per share.

The remaining net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $10,297,411, as of December 31, 2022, and after giving effect to the redemption of 11,691,103 public shares in connection with the Extension Meeting, is being held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in U.S. Treasury obligations having a maturity of 185 days or less or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest of income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $10,297,411 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.74 per share.

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

Since we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

While we intend to seek to complete an initial business combination with an attractive company or business that is a Minority Owned Business, such that, immediately following the completion of our initial business combination, our company would qualify as a Minority Controlled Business, we are not obligated to do so and may also pursue business combination opportunities with other types of business combination targets, except that we will not, under our certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Since we have not yet selected any specific target business with respect to a business combination other than Digerati with respect to the proposed business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition, or prospects other than Digerati. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development-stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries outside of our management’s area of expertise.

Although we intend to focus on identifying an operating company or business that is a Minority Owned Business, such that, immediately following the completion of our initial business combination, our company would qualify as a Minority Controlled Business, we will consider an initial business combination outside of this area if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this area after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.74 per share on the liquidation of our trust account, based on the funds available in the trust account as of December 31, 2022 after giving effect to the redemption of 11,691,103 public shares in connection with the Extension Meeting, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.74 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the per share redemption amount initially held in the trust account” and related risk factors.

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

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.74 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.74 per share on the liquidation of our trust account, based on the amount available in the trust account as of December 31, 2022, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.74 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the per share redemption amount initially held in the trust account” and related risk factors.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel, particularly Shawn D. Rochester, our Chief Executive Officer, and Robin D. Watkins, our Chief Financial Officer. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. It is currently anticipated that, following the closing of the proposed business combination with Digerati, the only current officer or director of our company who will remain with the combined company will be Mr. Rochester, who will serve as a director of the combined company. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this report, there are 87,191,875 and 16,837,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount includes the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants, including the private placement warrants, but not the issuance of the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our certificate of incorporation. However, our certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to: (i) receive funds from the trust account; or (ii) vote on any initial business combination. These provisions of our certificate of incorporation, like all provisions of our certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our certificate of incorporation: (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 30, 2023; or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price that approximates the per-share amounts in our trust account at such time, which is approximately $10.74 based on the funds available in our trust account as of December 31, 2022. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement warrants, as of December 31, 2022, after giving effect to the redemption of 11,691,103 public shares in connection with the Extension Meeting, only $10,297,411 was available to complete our initial business combination and pay related fees and expenses (which includes up to $4,554,000 for the payment of deferred underwriting commissions).

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our certificate of incorporation with respect to pre-business combination activities will require the approval of holders of 65% of our common stock and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. In addition, our certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination on or prior to May 30, 2023. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders own shares representing approximately 74% of our issued and outstanding shares of common stock as of the date of this report (excluding shares of Class A common stock issued to the underwriters upon the closing of our initial public offering), will participate in any vote to amend our certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our certificate of incorporation: (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 30, 2023; or (ii) with respect to any other material provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may be required to seek additional financing to complete an initial business combination that is larger than we could acquire with the funds currently available to us for an acquisition. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.74 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account, based on the funds available in our trust account as of December 31, 2022, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.74 per share on the liquidation of our trust account based on the funds available in our trust account as of December 31, 2022, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the per share redemption amount initially held in the trust account,” under certain circumstances our public stockholders may receive less than $10.74 per share upon the liquidation of the trust account.

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

Over the past two years, fewer insurance companies are offering quotes for directors and officers liability coverage for special purpose acquisition companies, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

As the number of special purpose acquisition companies evaluating targets has increased, attractive targets have become scarcer and there is more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Over the past several years, a significant number of special purpose acquisition companies have been formed. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination. As a result, at times, fewer attractive targets have been available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models has increased, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination on or prior to May 30, 2023. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.74 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our certificate of incorporation provides that we must complete our initial business combination on or prior to May 30, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.74 per share based on the funds available in our trust account as of December 31, 2022, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.74 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the per share redemption amount initially held in the trust account” and other risk factors below.

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

RISKS RELATED TO OUR MANAGEMENT TEAM AND SPONSOR

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

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. As of the date of this report, the only officer or director of our company who is expected to remain with our company following the closing of the proposed business combination with Digerati is Shawn D. Rochester, our President and CEO, who is expected to serve as a director of the combined company.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. Subject to any pre-existing contractual or fiduciary obligations, our sponsor and officers and directors shall offer all suitable business combination opportunities within our area of focus to us before any other person or company until we have consummated our initial business combination or we have failed to complete our initial business combination on or prior to May 30, 2023.

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as founders, officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of this Annual Report on Form 10-K entitled “Proposed Business–Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On April 21, 2021, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. In August 2021, we effected a stock dividend, resulting in our sponsor holding an aggregate of 3,162,500 founder shares. If unrestricted and freely tradeable, the 3,162,500 founder shares would be valued at approximately $33.7 million, based on the closing price of Class A Common Stock on January 31, 2023. The founder shares will be worthless if we do not complete an initial business combination on or prior to May 30, 2023. In addition, our sponsor has purchased an aggregate of 5,395,000 Private Placement Warrants at a price of $1.00 per warrant, for an aggregate purchase price of $5,395,000 that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination or in connection with a tender offer. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a business combination target, completing an initial business combination and influencing the operation of the combined company resulting from the business combination. If we are liquidated without completing an initial business combination, out-of-pocket expenses advanced by our sponsor or its affiliates and loans made by our sponsor or its affiliates to us would not be repaid to the extent such amounts exceed cash held by us outside of the trust account (which such expenses and loans, as of December 31, 2022, amounted to $1,765,000).

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

We offered our units at an offering price of $10.00 per unit in our initial public offering and the amount in our trust account was initially $10.15 per public share, implying an initial value of $10.15 per public share. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.009 per share. As a result, the value of our public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares, after giving effect to the dividend effected in August 2021, on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $5,743,411, which is the amount in the trust account as of December 31, 2022 after payment of deferred underwriting commissions, assuming no interest is earned on the funds held in the trust account and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our shares of common stock would have an implied value of $1.34 per share upon consummation of our initial business combination, which would be an 86.6% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in our initial public offering, assuming no value to the public warrants).

Public shares	958,897
Founder shares	3,162,500
Maxim shares	158,125
Total shares	4,279,522
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$5,743,411
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$1.34

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

As of December 31, 2022, we had cash of $407,250 and working capital deficit of $2,517,615. Further, we expect to incur significant costs in pursuit of financing plans and our initial business combination. Management’s plans to 2022 up to six (6) one-month extensions to May 30, 2023. We filed a certificate of amendment to our amended and restated certificate of incorporation on November 29, 2022 with the Secretary of State of the State of Delaware to effect such extension. As per such extension, an additional $83,333.33 must be deposited into the Trust Account for each month extended. As of the date of this report, an aggregate of $250,000 has been deposited into the Trust Account in connection with three one-month extensions. The funds for such extensions were provided by Digerati pursuant to an agreement dated November 9, 2022 between MEOA and Digerati whereby, among other things, Digerati agreed to provide up to $500,000 to be deposited into the Trust Account to extend the business combination period up to six times (for a total extension of six months from November 30, 2022).

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Our units, warrants and Class A common stock have been approved for listing on Nasdaq. We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, warrants and Class A common stock are listed on Nasdaq, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We have received a notice from the Nasdaq Listing Qualifications Department notifying us that we are not in compliance with the market value of listed securities requirement pursuant to Nasdaq Listing Rule 5550(b)(2).

On January 24, 2023, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying us that for the last 30 consecutive business days, our Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until July 24, 2023, to regain compliance. The Notice states that the Nasdaq staff will provide written confirmation of compliance that we have achieved compliance with Rule 5550(b)(2) if at any time before July 24, 2023, our MVLS closes at $35 million or more for a minimum of ten consecutive business days. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market.

If compliance is not achieved by July 24, 2023, the Notice states that we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Hearings Panel.

We anticipate that, as a result of our proposed business combination with Digerati, as contemplated by the Business Combination Agreement, the combined company will be subject to meeting all of the applicable Nasdaq initial listing standards. In the interim, we will continue to monitor our MVLS and consider all other available options to regain compliance with Nasdaq Listing Rule 5550(b)(2). However, there can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5550(b)(2), or that our proposed business combination with Digerati will be consummated in a timely manner or at all.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation: (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 30, 2023; or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination on or prior to May 30, 2023, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation.

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

We identified a material weakness in our internal control over financial reporting in that, since inception in 2021 to the present, we did not effectively segregate certain accounting duties due to the small size of our accounting staff. As a result of, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

In addition, we identified a material weakness related to an ineffective Financial Statement Reporting Close process where the controls over reconciliations did not identify a material difference during the financial statement close process and resulted in a material error where an adjustment was ultimately recorded. As a result of, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in SEC regulations or policies may adversely impact our ability to negotiate and complete the Business Combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose, and activities. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time needed to complete an initial business combination or impair our ability to complete an initial business combination.

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

Although our sponsor is a Delaware limited liability company, the majority member of our sponsor is Sphere 3D Corp., an Ontario, Canada corporation that is publicly traded on the Nasdaq Capital Market under the trading symbol “ANY”. Due to the fact that our sponsor is controlled by a non-US person, it is possible that we will not be able to complete an initial busines combination with a U.S. target company in the event that the transaction is subject to review by a U.S. governmental entity, such as the Committee on Foreign Investment in the United States, or such transaction may ultimately be prohibited. As a result, the pool of potential target companies with which we could complete an initial business combination may be limited. Further, if any proposed initial business combination is subject to review by a U.S. governmental entity, the time necessary to conduct such review, or a decision to prohibit the proposed transaction, could prevent us from completing an initial business combination prior to the expiration of the business combination period (as it may be extended), thereby forcing us to liquidate. In such case, our public stockholders may only receive $10.74 per share, based on the amount available in the trust account as of December 31, 2022, or less in certain circumstances, and our warrants will expire worthless.

RISKS RELATED TO TAX CONSIDERATIONS

An investment in our initial public offering involves uncertain U.S. federal income tax consequences.

An investment in our initial public offering involved uncertain U.S. federal income tax consequences. For instance, the Internal Revenue Service could challenge the allocation an investor makes with respect to allocating the purchase price of a unit between the share of Class A common stock and one warrant to purchase one share of Class A common stock included in each unit. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a stockholder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered a “qualified dividend” for U.S. federal income tax purposes.

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

Unanticipated changes in tax laws may affect future financial results.

We are a U.S. corporation and thus are subject to various U.S. federal, state and local taxes. New U.S. laws and policies relating to taxes may have an adverse effect on our business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to our company.

In recent years, the federal government has made significant changes to U.S. tax laws, including through the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and the Coronavirus Aid, Relief, and Economic Security Act. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. We may be subject to the new excise tax with respect to any exercise by our public stockholders of their redemption rights upon consummation of an initial business combination. Further, the current administration had previously set forth several tax proposals that would, if enacted, make further significant changes to U.S. tax laws (including provisions enacted pursuant to the Tax Act). Such proposals include, but are not limited to: (i) an increase in the U.S. income tax rate applicable to corporations from 21% to 28%; (ii) an increase in the maximum U.S. federal income tax rate applicable to individuals; and (iii) an increase in the U.S. federal income tax rate for long-term capital gain for certain taxpayers with income in excess of a threshold amount. Congress may consider some or all of these proposals in connection with additional tax reform to be undertaken by the current administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability. Investors are urged to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of holding our securities.

Significant judgment is required in determining our provision and our valuation allowance for income taxes and other tax liabilities. Although we believe that our tax provisions are reasonable, there can be no assurance that the final determination of any tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. To the extent we are required to pay amounts in excess of our reserves, such differences could have a material adverse effect on our consolidated statement of income for a particular future period. In addition, an unfavorable tax settlement could require use of our cash and result in an increase in our effective tax rate in the period in which such resolution occurs.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the IRA was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs in connection with our initial business combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the fair market value of the shares issued in connection with our initial business combination, (iii) the nature and amount of any equity issuances within the same taxable year of our initial business combination, and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by our company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

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

Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We have 18,677,500 warrants outstanding (comprised of 12,650,000 public warrants as part of the units offered in our initial public offering and 6,027,500 private placement warrants). We account for both the public warrants and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock, which may make it more difficult for us to consummate an initial business combination.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued 12,650,000 shares of Class A common stock as part of the units offered in our initial public offering (of which 11,691,103 shares of Class A common stock were redeemed in connection with the Extension Meeting) and, simultaneously with the closing of our initial public offering, we issued in a private placement, private placement warrants to purchase an aggregate of 6,027,500 shares of Class A Common Stock at $11.50 per share. Our initial stockholders currently own an aggregate of 3,162,500 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor or its affiliates, or any of our officers or directors, makes any working capital loans, up to $1,500,000 of such loans may be converted into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are listed on the Nasdaq Capital Market under the symbols MEOAU, MEOA and MEOAW, respectively. Our units commenced public trading on August 26, 2021 and our Class A common stock and warrants commenced separate public trading on October 18, 2021.

Holders

As of March 14, 2023 there was one holder of record of our units, one holder of record of our separately traded Class A common stock, three holders of record of our separately traded warrants, and one holder of record of our Class B common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

On April 21, 2021, we issued 2,875,000 shares of our Class B common stock to our sponsor for $25,000 in cash, at a purchase price of approximately $0.009 per share, in connection with our formation. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. At December 31, 2022, there were 3,162,500 shares of Class B common stock issued and outstanding, after giving retroactive effect to the stock dividend that the Company effected in August 2021, of which 412,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full. As a result of the underwriters’ election to fully exercise their over-allotment option on August 30, 2021, none of the Class B shares are subject to forfeiture any longer.

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

In addition, approximately $407,250 (as of December 31, 2022) of cash is held outside of the trust account and is available for the payment of offering costs and for working capital purposes.

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

Purchases of Equity Securities by the Issuer

In connection with the Extension Meeting, which was held on November 29, 2022, the holders of 11,691,103 shares of our Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result of such redemptions, approximately $120.8 million (approximately $10.33 per share), representing approximately 92% of the assets held in the trust account prior to such redemptions, was removed from the trust account to pay such holders.

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

We issued 158,125 shares of Class A common stock, with a fair value of $1,454,434, to Maxim, the representative of the underwriters, which is deemed compensation by FINRA and therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the IPO. Additionally, Maxim has agreed not to transfer, assign or sell any such shares until the completion of our initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial Business Combination on or prior to May 30, 2023.

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

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $128,397,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to our company to pay our franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of our initial Business Combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation: (i) to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete the initial Business Combination on or prior to May 30, 2023; or (ii) with respect to any other material provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of the public shares if we are unable to complete the initial Business Combination on or prior to May 30, 2023, subject to applicable law. In connection with the Extension Meeting, the holders of 11,691,103 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result of such redemptions, approximately $120.8 million (approximately $10.33 per share), representing approximately 92% of the assets held in the Trust Account prior to such redemptions, was removed from the Trust Account to pay such holders.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We will have until May 30, 2023 to complete the initial Business Combination. Pursuant to our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, each as amended in connection with the Extension Meeting, a deposit in the amount of $83,333.33 must be made into the Trust Account for each month extended during the six month period from November 30, 2022 to May 30, 2023. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial Business Combination. If we are unable to complete the initial Business Combination on or prior to May 30, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete the initial Business Combination on or prior to May 30, 2023.

Business Combination Agreement

On August 30, 2022, we entered into the Business Combination Agreement with Digerati Technologies, Inc. (“Digerati”) and MEOA Merger Sub, Inc. (“Merger Sub”). The Business Combination Agreement and the transactions contemplated thereby were approved by the board of directors of each of our company and Digerati. The Business Combination Agreement provides for, among other things, the merger of Merger Sub with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati becoming our wholly-owned subsidiary. In addition, we will be renamed Verve Technology Corporation upon the consummation of the Business Combination.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time, based on an implied equity value of Digerati of $71,080,810: (i) each share of our Class A common stock and Class B common stock issued and outstanding immediately prior to the Effective Time will become one share of New Digerati Common Stock; (ii) each share of the common stock of Digerati outstanding as of immediately prior to the Effective Time (which, for the avoidance of doubt, will include shares of the common stock of Digerati issued upon the exercise of the Post Road Warrant and upon the conversion of Digerati’s outstanding shares of Series B Preferred Stock and Series C Preferred Stock, which exercise and conversions shall occur prior to the Effective Time) will be automatically cancelled and extinguished and converted into a right to receive shares of New Digerati Common Stock; (iii) each share of capital stock of Merger Sub issued and outstanding as of immediately prior to the Effective Time will be automatically cancelled and extinguished and converted into one share of New Digerati Common Stock; (iv) all vested and unvested options to purchase Digerati common stock will be assumed by our company and thereafter be settled or exercisable for shares of New Digerati Common Stock; (v) each warrant to purchase shares of Digerati common stock (other than the Post Road Warrant, which shall be exercised prior to the Effective Time) will be assumed by our company and thereafter be a warrant to purchase shares of New Digerati Common Stock; (provided, however, that those certain warrants to purchase up to 13,534,535 shares of Digerati Common Stock that Digerati issued to four (4) bridge lenders in November and December 2022 (the “Bridge Loan Warrants”) (although they will be assumed by our company) are not part of the implied equity value of Digerati; and (vi) each share of Digerati preferred stock that will remain outstanding after the Effective Time will be assumed by our company and thereafter be convertible into shares of New Digerati Common Stock.

On February 14, 2023, the parties to the Business Combination Agreement amended the Business Combination Agreement (the “February Amendment”) to increase the implied equity value of Digerati from $68,680,807 to $71,080,810 to give effect to the issuance by Digerati to Maxim, immediately prior to the Closing of the Business Combination, of such number of shares of Digerati Common Stock as would be exchanged for an aggregate of 240,000 shares of New Digerati Common Stock upon the Closing of the Business Combination as partial compensation for financial advisory services that Maxim provided to Digerati in connection with the Business Combination. The February Amendment also clarified that the shares of Digerati Common Stock underlying the Bridge Loan Warrants would not be part of the implied equity value of Digerati of $71,080,810, and it clarified that none of the shares underlying any of the convertible promissory notes of Digerati that are outstanding upon the Closing of the Business Combination are part of the implied equity value of Digerati of $71,080,810.

On February 24, 2023, the parties to the Business Combination Agreement further amended the Business Combination Agreement to, among other things, extend the Termination Date (as defined in the Business Combination Agreement) from February 25, 2023 to April 28, 2023.

The Business Combination is expected to close in the second calendar quarter of 2023, following the receipt of the required approval by our stockholders and the fulfillment of other customary closing conditions.

Recent Developments

On August 30, 2022, an affiliate of our sponsor funded an extension loan in the amount of $1,265,000 and caused such amount to be deposited into the Trust Account in order provide additional time for our company to complete an initial business combination. The loan is unsecured and non-interest bearing. If we complete an initial business combination on or prior to May 30, 2023, we will, at the option of our sponsor (or its affiliate), (i) repay the extension loan out of the proceeds of our Trust Account that are released to our company, or (ii) convert a portion or all of the loan into warrants to purchase shares of our common stock at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to our sponsor at the time of our IPO. If we do not complete our initial business combination on or prior to May 30, 2023, we will only repay the extension loan from funds held outside of our Trust Account.

On September 3, 2021, an affiliate of our sponsor funded a working capital loan in the amount of up to $500,000. The loan is unsecured and non-interest bearing. If we complete an initial business combination on or prior to May 30, 2023, we will, at the option of our sponsor (or its affiliate), (i) repay the loan out of the proceeds of our Trust Account that are released to our company, or (ii) convert a portion or all of the loan into warrants to purchase shares of our common stock at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to our sponsor at the time of our IPO. If we do not complete our initial business combination on or prior to May 30, 2023, we will only repay the working capital loan from funds held outside of our Trust Account.

At the Extension Meeting, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination from November 30, 2022 up to six (6) one-month extensions to May 30, 2023. We filed a certificate of amendment to our amended and restated certificate of incorporation on November 29, 2022 with the Secretary of State of the State of Delaware to effect such extension. As per such extension, an additional $83,333.33 must be deposited into the Trust Account for each month extended. As of the date of this report, an aggregate of $250,000 has been deposited into the Trust Account in connection with three one-month extensions. The funds for such extensions were provided by Digerati pursuant to an agreement dated November 9, 2022 between MEOA and Digerati whereby, among other things, Digerati agreed to provide up to $500,000 to be deposited into the Trust Account to extend the business combination period up to six times (for a total extension of six months from November 30, 2022).

Liquidity, Capital Resources and Going Concern Considerations

As of December 31, 2022, we had $407,250 in cash and working capital deficit of $2,517,615.

Our liquidity needs up to December 31, 2022 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from our Sponsor of up to $300,000. After consummation of the IPO on August 30, 2021, we had approximately $1.6 million in our operating bank account, and working capital of approximately $0.8 million. On September 3, 2021, the Sponsor agreed to provide us with loans in such amounts as may be required to fund our working capital requirements up to an aggregate of $500,000. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

On February 28, 2022, March 21, 2022, and September 19, 2022, our Sponsor (or an affiliate of our Sponsor) agreed to loan to us $174,000, $163,000, and $163,000, respectively, as part of the Working Capital Loans. The promissory notes are non-interest bearing and payable upon consummation of our initial Business Combination. At the lender’s discretion, the promissory notes may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant. As of December 31, 2022, there was $500,000 of borrowings. We assessed the provisions of the convertible promissory notes under ASC 815-15. The derivative component of the obligations is initially valued and classified as derivative liabilities with an offset to a discount on the promissory notes. To calculate the value of the embedded derivative the Monte Carlo Model was utilized to fair value the underlying warrants and the compound option. The fair value of the conversion feature was zero at the dates of issuance and at December 31, 2022.

Based on the foregoing, management believes that we will not have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or May 30, 2023. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We are within 12 months of our mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until May 30, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that insufficient working capital and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

The consolidated financial statements included in this report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the Russian military action in Ukraine and has concluded that while it is reasonably possible that the virus and/or such military action could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements included in this report. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from February 18, 2021 (inception) through December 31, 2022 relates to our formation and the Initial Public Offering and search for a target for our initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the fiscal year ended December 31, 2022, we had a net income of $5,940,296, which included a gain from the change in fair value of warrant liabilities of $6,659,839, benefit from income tax of $253,660, capital gains on trust of $8 and interest income earned on cash held in Trust Account of $1,515,362, offset by formation and operating costs of $2,006,244.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

On August 25, 2021, we entered into an Administrative Support Agreement (the “Support Agreement”) with Sphere 3D Corp. (“Sphere”), an affiliate of our Sponsor, pursuant to which we agreed that, commencing on the date that our securities were first listed on the NASDAQ Capital Market, we would pay to Sphere $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. The Support Agreement was amended on May 16, 2022, at which time we and Sphere agreed that, notwithstanding anything in the Support Agreement to the contrary, the monthly payment referenced in clause (i) of the Support Agreement shall, beginning with respect to the monthly period that began on February 26, 2022 and ended on March 25, 2022, and continuing thereafter until the earlier of the consummation of our initial business combination or our liquidation, accrue without interest thereon and be due and payable on the earlier of the consummation of our initial business combination or our liquidation. The Support Agreement was further amended on January 17, 2023 to provide that we would pay to Sphere an amount equal to $100,000 to be applied against accrued payments under the Support Agreement plus up to an additional amount equal to $25,000 to be applied against any remaining accrued payments, with the balance to be applied against future fees under the Support Agreement.

Registration Rights

The holders of the founder shares, the shares of Class A common stock that were issued to the representative of the underwriters in the IPO, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans and/or Extension Loans (and any shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and/or Extension Loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement dated August 25, 2021, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to Class A Common Stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years after the effective date of the registration statement for the IPO and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 1,650,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On August 30, 2021, the underwriter fully exercised its over-allotment option.

The underwriter is entitled to a deferred underwriting discount of 3.6% of the gross proceeds of the Initial Public Offering, which included the exercise of the over-allotment option, or $4,554,000, held in the Trust Account upon the completion of our initial Business Combination subject to the terms of the underwriting agreement. On August 30, 2022, we amended the underwriting agreement to reflect a commission value equal to the product of (i) $4,554,000 and (ii) one (1) minus the quotient resulting by dividing the percentage of redemptions of all public shares that were originally issued in the Initial Public Offering by two (2). Additionally, the payment of the deferred underwriting commission shall be paid in cash but shall be subordinate to the payments of up to $2,500,000 of Sponsor loans to our company and up to $2,500,000 of debt repayment to other parties.

Financial Advisory Agreements

In November 2021, we entered into agreements with PGP Capital Advisors and Vaughan Capital Advisors whereby such entities would provide financial advisory services to our company. Pursuant to such agreements, we would pay monthly fees to such advisors in the aggregate amount of $25,000 and would reimburse such advisors for their out-of-pocket costs and expenses. We also agreed to pay to such advisors an aggregate success fee upon the closing of a business combination transaction equal to the sum of: (i) three percent (3%) of the transaction value of the target company in such business combination up to $100 million, plus (ii) two percent (2%) of the transaction value of the target company greater than $100 million up to $200 million, plus (iii) one percent (1%) of the transaction value of the target company above $200 million. The success fee shall be reduced by the monthly fees previously paid to the financial advisors. The financial advisors shall have the option to receive an equivalent dollar amount of warrants and/or shares of our Class A common stock in lieu of cash up to twenty percent (20%) of the success fee payable.

On August 30, 2022, we amended the agreements with our financial advisors to provide for a $40,000 retainer payment to be paid within forty-five (45) days following the amendment and to provide that if the proposed Business Combination with Digerati closes, the advisors shall be entitled to an aggregate success fee upon the closing of the Business Combination equal to two percent (2%) of the transaction value of Digerati up to $100 million, with such success fee to be reduced by the aggregate amount of all payments to the advisors prior to the closing.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

Convertible Instruments

We account for our promissory notes that feature conversion options in accordance with ASC No. 815, Derivatives and Hedging Activities (“ASC No. 815”). ASC No. 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, the 958,897 shares of Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets. There was no change to redemption value at December 31, 2022 since the incurred taxes exceed the interest earned inception to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to possible redemption since it is only taken into account in the event of our liquidation. In connection with the Extension Meeting, stockholders holding 11,691,103 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result of such redemptions, approximately $120.8 million (approximately $10.33 per share), representing approximately 92% of the assets held in the Trust Account prior to such redemptions, was removed from the Trust Account to pay such holders.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2022. Since inception in 2021 to the present, we did not effectively segregate certain accounting duties due to the small size of our accounting staff. In addition, we restated our financial statements as of August 25, 2021 regarding the classification of redeemable Class A Shares, which constitutes a material weakness in our internal control over financial reporting. Regarding the restatement our balance sheet included in our Form 8-K, as filed with the SEC on September 3, 2021, certain redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of the Class A common stock in permanent equity. We restated our financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in our charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

In addition, we identified a material weakness related to an ineffective Financial Statement Reporting Close process where the controls over reconciliations did not identify a material difference during the financial statement close process and resulted in a material error where an adjustment was ultimately recorded. As a result of, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2022, and that there were material weaknesses as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the audited financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Shawn D. Rochester	49	Chief Executive Officer, President, and Chairman of the Board of Directors
Robin D. Watkins	51	Chief Financial Officer, Treasurer, Secretary and Director
Ronald D. Busby, Sr.	64	Director
Patrick F. Linehan	52	Director
Julianne Malveaux	69	Director

Shawn D. Rochester. Mr. Rochester is our President, Chief Executive Officer and a member of our Board of Directors. Mr. Rochester has served as Chief Executive Officer of Good Steward LLC and as Founder of PHD Enterprises since June 2013, and he served as Vice Chairman of Highland Poe from April 2021 to September 2021. Good Steward LLC, PHD Enterprises and Highland Poe provide, collectively, services relating to financial consulting, economic advocacy, corporate strategy and equitable growth. He is also a sought-after speaker, an economic development advocate and the author of the critically acclaimed book, The Black Tax: The Cost of Being Black in America, which book is a data-driven, evidence-based account of the massive systemic financial burden Black Americans have endured since the early 1600s. Since his book’s debut, Mr. Rochester has advised Fortune 100 C-suite executives and given presentations before state legislatures and the United Nations on how his PHD economic framework leads to truly inclusive and equitable economic strategies that drive jobs, business and capital strategies that spur a stronger U.S. and international eco-system. Mr. Rochester has received citations from the New York State Assembly and the New York City Council for his work in economic development and was also selected by the International Human Rights Commission Relief Fund Trust (IHRC-RFT) to be listed in its 2019 almanac as one of the Top 100 Human Rights Defenders for his efforts to educate people on the financial cost of discrimination (past and present) against members of the African Diaspora in America. During his time in the private sector, from October 2007 to May 2013, Mr. Rochester served as the Global Director of New Business Development for Amphenol Corporation’s AITC Group, responsible for mergers, acquisitions and identifying new growth opportunities for a substantial portfolio of businesses covering the IT and Data Communications marketplace. Earlier in his career, Mr. Rochester worked for IBM Corporation in Corporate Development, Finance & Planning, and Treasury. Mr. Rochester also was a member of IBM’s Emerging Business Opportunities (EBO) program, where he worked with various global general managers to identify, fund and monitor businesses that represented significant revenue generating opportunities. Mr. Rochester holds a Master’s degree in Business Administration from the University of Chicago Booth School of Business, with a concentration in Accounting and Finance, and a Bachelor of Science degree in Chemical Engineering from the University of Rochester. We believe that Mr. Rochester is well-qualified to serve as a director of our company due to his corporate development, strategic planning and transactional experience with global industry leading organizations, as well as his status and experiences as a thought leader in, and deep connections in, the minority-owned business community.

Robin D. Watkins CPA. Ms. Watkins is our Chief Financial Officer, Treasurer and Secretary, and is a member of our Board of Directors. Ms. Watkins, who started her career implementing Sarbanes-Oxley mandates for US Airways and other public companies, brings more than twenty years of strategic financial and operational accounting to our company. Ms. Watkins currently serves as acting Chief Financial Officer at United Way of the National Capital Area, after having served as Vice President of Finance & Accounting. Prior to that, Ms. Watkins held senior and mid-level positions at Deloitte LLP, where she served as a Manager in the Advisory Consulting Practice from May 2018 until September 2021, and PricewaterhouseCoopers, where she served as Senior Associate from May 2010 to May 2018. As a result of such service, Ms. Watkins is highly regarded for the strategic planning and audit-readiness advice given to federal agencies such as the Departments of Defense, Justice, and Homeland Security, as well as the US Postal Service. Ms. Watkins is well-versed in financial risk mitigation assessments, internal controls, and compliance audits. During her career, Ms. Watkins has also consulted a wide range of non-profit and community-based organizations, performing services that included financial statement preparation and analysis, internal audits, risk assessments, and tax return preparation. Ms. Watkins holds a BA in Accounting from Drexel University and is a member of the American Institute of CPAs. We believe that Ms. Watkins is well-qualified to serve as a director of our company due to her experience advising and providing services to public companies and other organizations, and her background in strategic financial and operational accounting.

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. As of the date of this report, it is anticipated that Shawn D. Rochester, our Chief Executive Officer, President and Chairman of our Board of Directors, will resign as an officer of our company but continue to serve on the Board of Directors of our company following the consummation of the Business Combination, and that all of our other directors and executive officers will resign from such positions effective upon the consummation of the Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2023, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock;

●	all our executive officers and directors as a group; and

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

The following table sets forth information regarding the beneficial ownership of our Class A common stock, our Class B common stock, and our Class A common stock and Class B common stock voting together as a single class. The percentage ownership of our common stock is based on 4,279,522 shares of our common stock outstanding as of March 15, 2023, after giving effect to the redemption of 11,691,10 public shares in connection with the Extension Meeting, consisting of 1,117,022 shares of our Class A common stock and 3,162,500 shares of our Class B common stock issued.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the warrants offered in our initial public offering or the private placement warrants as such warrants are not exercisable within 60 days of March 15, 2023.

	Class A Common Stock Beneficially Owned		Class B Common Stock Beneficially Owned (2)		% of Total
Name and Address of Beneficial Owner(1)	Number of Shares	%	Number of Shares	%	Voting Power
Directors and Executive Officers
Shawn D. Rochester (4)	-	-	-	-	-
Robin D. Watkins (4)	-	-	-	-	-
Ronald D. Busby, Sr. (4)	-	-	-	-	-
Patrick F. Linehan (4)	-	-	-	-	-
Julianne Malveaux (4)	-	-	-	-	-
All executive officers and directors as a group (5 individuals)	-	-	-	-	-
Five Percent Holders
Minority Equality Opportunities Acquisition Sponsor, LLC(2)(3)	-	-	3,162,500	100%	73.9%
Owl Creek Credit Opportunities Master Fund, Ltd.(5)	310,000	27.8%	-	-	7.2%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Minority Equality Opportunities Acquisition Inc., 100 Executive Court, Waxahachie, Texas 75165.
(2)	Interests shown consist solely of founder shares, which are shares of our Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to certain adjustments.
(3)	Minority Equality Opportunities Acquisition Sponsor, LLC, our sponsor, is the record holder of the shares reported herein. The majority member of our sponsor is Sphere 3D Corp., an Ontario corporation. All decisions regarding the voting or disposition of the securities of our company that are held by our sponsor are exercised by the Board of Directors of Sphere 3D Corp., and not by any individual manager or member of our sponsor.
(4)	Does not include any shares held by our sponsor. This individual is a member of our sponsor but does not have voting or dispositive control over the shares held by our sponsor.
(5)	Based on information contained in a Schedule 13G filed by Owl Creek Asset Management, L.P. (the “Investment Manager”) and Jeffrey A. Altman with the Securities and Exchange Commission on February 10, 2023. The Investment Manager is the investment manager of Owl Creek Credit Opportunities Master Fund, Ltd. (“Master Fund”), and Jeffrey A. Altman is the managing member of the general partner of the Investment Manager. Each of the Investment Manager and Mr. Altman disclaims beneficial ownership of the securities of our company that are held by Master Fund for purposes of Section 16 of the Exchange Act, except to the extent of his or its pecuniary interest therein, if any. The address for the foregoing is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

Our initial stockholders beneficially own approximately 73.9% of the issued and outstanding shares of our common stock (excluding the shares of Class A common stock issued to the representative of the underwriters upon the closing of our initial public offering). Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.

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

Commencing on August 25, 2021, we agreed to pay to an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Pursuant to an amendment to this agreement, we and the applicable affiliate of our sponsor agreed that the $10,000 monthly payment shall, beginning with respect to the monthly period that began on February 26, 2022, and continuing thereafter until the earlier of the consummation of our initial business combination or our liquidation, accrue without interest thereon and be due and payable on the earlier of the consummation of our initial business combination or our liquidation. On January 17, 2023, we further amended this agreement to provide that we would pay to the applicable affiliate of our sponsor an amount equal to $100,000 to be applied against accrued payments under this agreement plus up to an additional amount equal to $25,000 to be applied against any remaining accrued payments, with the balance to be applied against future fees under this agreement.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account, if any, to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued warrants to purchase 1,500,000 shares if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. As of the date of this report, our sponsor and/or its affiliates have provided working capital loans and/or extension loans to us in the aggregate amount of $1,765,000, of all which remains outstanding as of the date of this report. Such loans do not bear interest and are due upon the closing of our initial business combination. We have not sought, and do not expect to seek, loans from parties other than our Sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

On September 3, 2021, we entered into a letter agreement with our sponsor pursuant to which our sponsor agreed to provide us with loans in such amounts as may be required by us to fund our working capital requirements up to an aggregate of $500,000. Our sponsor has provided to us loans in the full amount set forth in the letter agreement, which amount remains outstanding as of the date of this report.

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

Our stockholders should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination on or prior to May 30, 2023. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants (and the underlying securities) will expire worthless. Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the date of the consummation of our initial business combination; or (ii) the date on which we consummate a liquidation, merger, stock exchange, or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Name of Affiliated Entity	Entity’s Business	Affiliation
Shawn D. Rochester	Good Steward LLC	Financial consulting and economic development advisory services	Chief Executive Officer

Robin D. Watkins	United Way of the National Capital Area	Economic advocacy, and related programs and services	Acting Chief Financial Officer

Ronald D. Busby, Sr.	U.S. Black Chambers, Inc.	Economic advocacy and advisory services	President and Chief Executive Officer

Patrick F. Linehan	Steptoe & Johnson LLP	Legal services	Partner

Julianne Malveaux, Ph.D.	Cover Communications	Strategic communications and public affairs	Senior Advisor

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

Audit Fees

During the fiscal period ended December 31, 2022, fees for our independent registered public accounting firm were $121,803 for the services they performed in connection with the audit of our annual financial statements for the fiscal period ended December 31, 2021 and review of financial statements included in our Quarterly Reports on Form 10-Q filed during 2021, and during the fiscal period ended December 31, 2021, fees for our independent registered public accounting firm were $156,303 for the services they performed in connection with our initial public offering.

Audit-Related Fees

During the fiscal periods ended December 31, 2022 and 2021, our independent registered public accounting firm did not render assurance related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal periods ended December 31, 2022 and 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal periods ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

(c) Financial Statement Schedule. See Item 15(a)(1) above.

Item 16. Form 10-K Summary.

None.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

INDEX TO FINANCIAL STATEMENT

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3

Consolidated Statements of Operations for the fiscal year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021	F-4

Consolidated Statements of Stockholders’ Deficit for the fiscal year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021	F-5

Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Minority Equality Opportunities Acquisition Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Minority Equality Opportunities Acquisition Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of their operations and their cash flows for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, if the Company is unable to complete a Business Combination on or prior to May 30, 2023, then the Company will cease all operations except for the purpose of liquidating. In addition, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021

New York, NY

March 27, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statement.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets:
Current Assets
Cash	$407,250	$264,755
Prepaid expenses	232,458	372,468
Total current assets	639,708	637,223
Cash held in Trust Account	10,297,411	128,400,078
Prepaid expenses - noncurrent	—	231,243
Total Assets	$10,937,119	$129,268,544

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Accrued offering costs and expenses	$988,960	$254,277
Working capital loans - related party	500,000	—
Convertible promissory note - related party	1,265,000	—
Due to Sponsor	—	10,000
Other current liability - Advance from target	449,167	—
Income taxes payable	253,660	—
Total current liabilities	3,456,787	264,277
Warrant liabilities	1,220,120	7,879,959
Deferred underwriting fee	4,554,000	4,554,000
Total Liabilities	9,230,907	12,698,236

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 958,897 shares at redemption value, $10.43 and $10.15 per share as of December 31, 2022 and 2021, respectively.	9,997,947	128,397,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 158,125 issued and outstanding as of December 31, 2022 and 2021 (excluding 12,650,000 shares subject to possible redemption)	16	16
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,162,500 shares issued and outstanding as of December 31, 2022 and 2021	316	316
Additional paid-in capital	—	—
Accumulated deficit	(8,292,067)	(11,827,524)
Total Stockholders’ Deficit	(8,291,735)	(11,827,192)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$10,937,119	$129,268,544

The accompanying notes are an integral part of these consolidated financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For the Period from February 18, 2021 (Inception) Through December 31, 2021
Formation and operating costs	$1,981,253	$560,530
Loss from operations	(1,981,253)	(560,530)

Other income:
Interest income earned on cash held in trust account	1,515,362	2,577
Capital gains on trust	8	—
Offering costs allocated to warrants	—	(741,209)
Change in fair value of warrant liabilities	6,659,839	7,205,376
Total other income, net	8,175,209	6,466,744

Income before benefit from income taxes	6,193,956	5,906,214
Income tax provision	253,660	—
Net income	$5,940,296	$5,906,214

Basic and diluted weighted average shares outstanding, Class A common stock	1,885,752	5,010,118

Basic and diluted net income per share, Class A common stock	$1.18	$0.78

Basic and diluted weighted average shares outstanding, Class B common stock	3,162,500	2,543,967

Basic and diluted net income per share, Class B common stock	$1.18	$0.78

The accompanying notes are an integral part of these consolidated financial statement.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM FEBRUARY 18, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 18, 2021 (inception)	—	$—	—	$—	—	$—	$—

Class B common stock issued to Sponsor	—	—	3,162,500	316	24,684	—	25,000

Issuance of shares to underwriter representative at fair value	158,125	16	—	—	1,454,418	—	1,454,434

Proceeds received in excess of fair value of private warrants	—	—	—	—	1,084,163	—	1,084,163

Remeasurement of common stock subject to possible redemption					(2,563,265)	(17,733,737)	(20,297,002)

Net Income	—	—	—	—	—	5,906,214	5,906,214
Balance as of December 31, 2021	158,125	$16	3,162,500	$316	$—	$(11,827,524)	$(11,827,192)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(1,434,252)	(1,434,252)

Interest redeemed	—	—	—	—	—	(970,587)	(970,587)

Net Income	—	—	—	—	—	5,940,296	5,940,296
Balance as of December 31, 2022	158,125	$16	3,162,500	$316	$—	$(8,292,067)	$(8,291,735)

The accompanying notes are an integral part of these consolidated financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For the Period from February 18, 2021 (Inception) Through December 31, 2021
Cash flows from operating activities:
Net income	$5,940,296	$5,906,214
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by related party	—	10,000
Allocation of offering costs to warrant expense	—	741,209
Interest income earned	(1,515,362)	(2,577)
Change in fair value of warrant liabilities	(6,659,839)	(7,205,376)
Changes in current assets and liabilities:
Prepaid expenses	371,253	(603,711)
Other current liability – Advance from target	449,167	—
Due to sponsor	(10,000)	—
Accrued offering costs and expenses	734,683	254,276
Income taxes payable	253,660	—
Net cash used in operating activities	(436,142)	(899,965)

Cash flows from investing activities:
Investment of cash in Trust Account	(1,019,688)	(128,397,500)
Cash withdrawn from Trust Account in connection with redemption	120,804,392	—
Net cash provided by (used in) investing activities	119,784,704	(128,397,500)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	—	124,096,500
Proceeds from private placement warrants	—	6,027,500
Proceeds from convertible promissory note – related party	500,000	253,378
Proceeds from advance from target for extension notes	(166,675)
Payment of promissory note to related party	1,265,000	(285,778)
Redemption of common stock	(120,804,392)
Payment of deferred offering costs	—	(529,380)
Net cash (used in) provided by financing activities	(119,206,067)	129,562,220

Net change in cash	142,495	264,755
Cash – Beginning of the period	264,755	—
Cash – End of the period	$407,250	$264,755

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by promissory note – related party	$—	$32,400
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Deferred underwriting fee charged temporary equity	$—	$4,554,000
Initial warrant liability	$—	$15,085,335
Initial value of Class A common stock subject to possible redemption	$—	$128,397,500

The accompanying notes are an integral part of these consolidated financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company also issued 158,125 shares of Class A common stock to Maxim Group LLC (“Maxim”), the representative of the underwriters, which is deemed compensation by FINRA and therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the IPO (the “representative’s common stock”). Additionally, Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial Business Combination on or prior to May 30, 2023.

Transaction costs amounted to $8,998,713, consisting of $2,403,500 of underwriting fees, $4,554,000 of deferred underwriting fees, $586,779 of other offering costs, and $1,454,434 of the fair value of the representative’s common stock. Of the $8,998,713 aggregate transaction costs, $741,209 was allocated to expense associated with the warrant liability.

Trust Account

Following the closing of the IPO on August 30, 2021, an amount of $128,397,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited in a trust account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the initial Business Combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation: (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination on or prior to May 30, 2023; or (ii) with respect to any other material provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination on or prior to May 30, 2023, subject to applicable law.

In connection with the Extension Meeting, the holders of 11,691,103 public shares exercised their right to redeem such public shares, as a result of which redemptions approximately $120.8 million, representing approximately 92% of the assets held in the trust account prior to such redemptions, was removed from the trust account, leaving approximately $9.9 million remaining in the trust account.

Initial Business Combination

On August 30, 2022, the Company entered into a Business Combination Agreement with MEOA Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of our company (“Merger Sub”), and Digerati Technologies, Inc., a Nevada corporation (“Digerati”). The Company also decided to extend the date by which it had to complete an initial Business Combination by three months from August 30, 2022 to November 30, 2022. An affiliate of the Sponsor provided the Company with a loan in the amount of $1.265 million to fund the three month extension. The Company is also entitled to further extend for up to six one month extensions totaling $500,000. As of December 31, 2022, Digerati has provided $166,667 for two one month extensions. The Company will have until May 30, 2023 to complete the initial Business Combination. Pursuant to the terms of the Company’s certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, as amended in connection with the Extension Meeting, in order to extend the time available for the Company to consummate its initial Business Combination during the six-month period from November 30, 2022 until May 30, 2023, the sponsor or its affiliates or designees must deposit into the trust account, for each additional one-month period, $83,333.33, on or prior to the date of the deadline with respect to such one -month extension period. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. The Company expects to close the proposed Business Combination with Digerati in the first quarter of 2023.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination; or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under the law or stock exchange listing requirements. The Company will provide the public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to voting on the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.15 per public share, and, as of March 20, 2023, and after giving effect to the redemption of 11,691,103 public shares in connection with the Extension Meeting, the amount in the Trust Account is $10.93 per public share.

If the Company is unable to complete the initial Business Combination on or prior to May 30, 2023, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination on or prior to May 30, 2023.

The initial stockholders, Sponsor, executive officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the certificate of incorporation: (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination on or prior to May 30, 2023; or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination on or prior to May 30, 2023, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination on or prior to May 30, 2023.

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

Liquidity, Capital Resources and Going Concern Considerations

As of December 31, 2022, the Company had $407,250 in cash and working capital deficit of $2,517,615. The Company’s liquidity needs up to December 31, 2022 were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5) and from the IPO proceeds not held in the trust account. On September 3, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2022, there was $500,000 outstanding under the Working Capital Loans.

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

The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 30, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity concerns stated above and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. These consolidated financial statement do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statement are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these consolidated financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $382,260 and $264,755 of cash as of December 31, 2022 and 2021, respectively, and no cash equivalents.

Marketable Securities Held in Trust Account

The Company had $10,297,411 and $128,400,078 in cash held in the Trust Account as of December 31, 2022 and 2021, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets .

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for their Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, the 958,897 Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

As of December 31, 2022, the shares of common stock reflected on the consolidated balance sheet are reconciled in the following table:

Gross proceeds from IPO	$126,500,000
Less:
Proceeds allocated to Public Warrants	(10,141,998)
Class A common stock issuance costs	(8,257,504)
Plus:
Remeasurement of carrying value to redemption value	20,297,002
Class A common stock subject to possible redemption at redemption value, December 31, 2021	$128,397,500
Common stock redeemed	(119,833,806)
Remeasurement of carrying value to redemption value	1,434,252
Class A common stock subject to possible redemption at redemption value, December 31, 2022	$9,997,947

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

	Year Ended December 31, 2022		For the Period from February 18, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$2,218,971	$3,721,324	$3,917,196	$1,989,018
Denominator:
Basic and diluted weighted average shares outstanding	1,885,752	3,162,500	5,010,118	2,543,967
Basic and diluted net income per common stock	$1.18	$1.18	$0.78	$0.78

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and Maxim Partners LLC purchased an aggregate of 6,027,500 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,027,500. An aggregate of 5,395,000 Private Placement Warrants were purchased by the Sponsor and an aggregate of 632,500 Private Placement Warrants were purchased by Maxim Partners LLC. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination on or prior to May 30, 2023, the Private Placement Warrants will expire worthless.

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

On February 28, 2022 and March 21, 2022, the Sponsor agreed to loan the Company $174,000 and $163,000, respectively, as part of the Working Capital Loans. The promissory notes are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the promissory notes may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant. At December 31, 2022, there was $500,000 of borrowings.

Administrative Service Fee

On August 25, 2021, the Company entered into an Administrative Support Agreement (the “Support Agreement”) with Sphere 3D Corp. (“Sphere”), an affiliate of the Sponsor, pursuant to which it was agreed that, commencing on the date that the Company’s securities were first listed on the NASDAQ Capital Market, the Company would pay to Sphere $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or the liquidation of the Company, the Company will cease paying such monthly fees. The Support Agreement was amended on May 16, 2022, at which time the Company and Sphere agreed that, notwithstanding anything in the Support Agreement to the contrary, the monthly payment referenced in clause (i) of the Support Agreement shall, beginning with respect to the monthly period that began on February 26, 2022 and ended on March 25, 2022, and continuing thereafter until the earlier of the consummation of the initial Business Combination or the liquidation of the Company, accrue without interest thereon and be due and payable on the earlier of the consummation of the initial Business Combination or the liquidation of the Company. The Support Agreement was further amended on January 17, 2023 to provide that the Company would pay to Sphere an amount equal to $100,000 to be applied against accrued payments under the Support Agreement plus up to an additional amount equal to $25,000 to be applied against any remaining accrued payments, with the balance to be applied against future fees under the Support Agreement.

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

On August 30, 2022, the Company amended the underwriting agreement to reflect a commission value equal to the product of (i) $4,554,000 and (ii) 1 minus the quotient resulting by dividing the percentage of redemptions of all public shares that were originally issued in the initial public offering by two (2). Additionally, the payment of the deferred underwriting commission shall be paid in cash but shall be subordinate to the payments of up to $2,500,000 of Sponsor loans to the Company and up to $2,500,000 of debt repayment to other parties.

Representative’s Common Stock

The Company had agreed to issue to Maxim and/or its designees, 137,500 shares of common stock (or 158,125 shares if the underwriter’s over-allotment option is exercised in full) upon the consummation of the IPO. Upon closing of the IPO on August 30, 2021, the Company issued 158,125 shares of Class A common stock, with a fair value of $1,454,434, to Maxim, the representative of the underwriters, which is deemed compensation by FINRA and therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the IPO. Additionally, Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial Business Combination on or prior to May 30, 2023.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As at December 31, 2021, there were 12,808,125 shares of Class A common stock outstanding, 12,650,000 of which are subject to possible redemption.

Class B Common stock —The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2022, there were 3,162,500 shares of Class B common stock issued and outstanding, after giving retroactive effect to the stock dividend that the Company effected in August 2021, of which 412,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full. As a result of the underwriters’ election to fully exercise their over-allotment option on August 30, 2021, none of the Class B shares are subject to forfeiture any longer.

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

Note 8 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds held in Trust Account	$10,297,411	$10,297,411	—	—
	$10,297,411	$10,297,411	$—	$—
Liabilities:
Public Warrants: Liabilities	$822,250	$822,250	$—	$—
Private Placement Warrants: Liabilities	397,870	—	—	397,870
	$1,220,120	$822,250	$—	$397,870

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Funds held in Trust Account	$128,400,078	$128,400,078	—	—

Liabilities:
Public Warrants: Liabilities	$5,313,000	$5,313,000	$—	$—
Private Placement Warrants: Liabilities	2,566,959	—	—	2,566,959
	$7,879,959	$5,313,000	$—	$2,566,959

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company established the initial fair value of the Public Warrants on August 30, 2021 using a Modified Black Scholes simulation model, and as of December 31, 2022 by using the associated trading price of the Public Warrants.  The Company established the initial fair value of the Private Placement Warrants on August 30, 2021 and on December 31, 2022 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The following table presents the changes Level 3 labilities for the year ended December 31, 2022:

Fair Value at January 1, 2021	$—
Initial fair value of public and private warrants	15,085,335
Transfer of public warrants to Level 1	(10,141,998)
Change in fair value	(2,376,378)
Fair Value at December 31, 2021	2,566,959
Change in fair value	(2,169,089)
Fair Value at December 31, 2022	$397,870

The key inputs into the Modified Black Scholes simulation, which is considered to be a Level 3 fair value measurement, as of August 30, 2021, December 31, 2021 and December 31, 2022 were as follows:

	(Initial Measurement) August 30, 2021	December 31, 2021	December 31, 2022
Risk-free interest rate	0.97%	1.31%	4.75%
Expected term remaining (years)	5.91	5.49	0.66
Expected volatility	17.00%	7.70%	8.8%
Stock price	$9.197	$9.98	$10.38

The probability of a business combination was 90%, 90% and 30% at August 30, 2021, December 31, 2021 and December 31, 2022, respectively.

Derivative liability-conversion feature

The Company utilizes a Monte Carlo model to estimate the fair value of the conversion feature within the working capital loans which is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the conversion feature are recognized as non-cash gains or losses in the consolidated statements of operations.

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

The estimated fair value of the conversion feature related to the working capital loans as of issuance and for the period ended December 31, 2022 are zero.

The following table presents the changes in the fair value of the Level 3 conversion option:

Working
Capital
Loan -Conversion Feature
Fair value at issuance dates of March 1, 2022 and March 23, 2022	$—
Change in valuation inputs or other assumptions	1,098
Fair value as of June 30, 2022	1,098
Change in valuation inputs or other assumptions	(1,098)
Fair value as of December 31, 2022	$—

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended December 31, 2022 for the derivative liability - conversion feature.

Note 9 – Income Tax

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Start-up costs	$332,019	$80,282
Federal net operating loss	—	36,498
Total deferred tax asset	332,019	116,781
Valuation allowance	(332,019)	(116,781)
Deferred tax asset, net of allowance	$—	$—

The income tax provision (benefit) consists of the following:

	Year Ended December 31,	For the period from February 18, 2021 (inception) through December 31,
	2022	2021
Federal
Current	$253,660	$—
Deferred	(215,237)	(116,781)
State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	215,237	116,781

Income tax provision	$253,660	$—

As of December 31, 2022 and 2021, the Company had $0 and $173,802 in U.S. federal net operating loss carryovers, respectively, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the fiscal year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, the change in valuation allowance was $215,237 and $116,781, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.0%
State taxes, net of federal tax benefit	—%	—%
Meals and entertainment	—%	—%
Transaction Costs	2.2%	2.6%
Change in fair value of warrants	(22.6)%	(25.6)%
Valuation allowance	3.5%	2.0%
Income tax provision	4.1%	—%

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements (other than the one described above).

Exhibit Index

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of August 30, 2022, by and among Minority Equality Opportunities Acquisition Inc., MEOA Merger Sub, Inc. and Digerati Technologies, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2022 and incorporated herein by reference).
2.2	Amendment No. 1 to Business Combination Agreement, dated as of February 14, 2023 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2023 and incorporated herein by reference).
2.3	Amendment No. 2 to Business Combination Agreement, dated as of February 24, 2023 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2023 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 29, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 19, 2021).
4.2	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 19, 2021)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2021).
4.4	Warrant Agreement, dated August 25, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2021).
4.5*	Description of Securities.
10.1	Letter Agreement, dated August 25, 2021, among the Company and its officers, its directors and its sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2021).
10.2	Promissory Note, dated April 21, 2021, issued to Minority Equality Opportunities Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 29, 2021).
10.3	Investment Management Trust Agreement, dated August 25, 2021, between the Company and Continental Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2021).
10.4	Registration Rights Agreement, dated August 25, 2021, among the Company, Minority Equality Opportunities Acquisition Sponsor, LLC, and Maxim Partners LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2021))
10.5	Securities Subscription Agreement, dated April 21, 2021 between the Registrant and Minority Equality Opportunities Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 29, 2021).
10.6	Private Placement Warrants Purchase Agreement, dated August 25, 2021, between the Company and Minority Equality Opportunities Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2021).
10.7	Private Placement Warrants Purchase Agreement, dated August 25, 2021, between the Company and Maxim Partners LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2021).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 19, 2021).
10.9	Administrative Support Agreement, dated August 25, 2021, between the Company and Sphere 3D Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2021).

10.10	Amendment No. 1, dated May 16, 2022, to Administrative Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2022).
10.11	Promissory Note in the aggregate principal amount of $1,265,000 issued by the Company to Sphere 3D Corp. on August 30, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 2, 2022).
10.12	Sponsor Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 filed with the SEC on November 10, 2022).
10.13	Form of Transaction Support Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 filed with the SEC on November 10, 2022).
24.1*	Power of Attorney (included on the signature page herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates a management contract or compensatory arrangement.

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

Date: March 27, 2023	By:	/s/ Shawn D. Rochester
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

Name	Title	Date

/s/ Shawn D. Rochester
Shawn D. Rochester	Chief Executive Officer and Chairman of the Board of Directors	March 27, 2023
(Principal Executive Officer)

/s/ Robin D. Watkins
Robin D. Watkins	Chief Financial Officer and Member of the Board of Directors	March 27, 2023
(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald D. Busby, Sr.
Ronald D. Busby, Sr.	Member of the Board of Directors	March 27, 2023

/s/ Patrick F. Linehan
Patrick F. Linehan	Member of the Board of Directors	March 27, 2023

/s/ Julianne Malveaux
Julianne Malveaux	Member of the Board of Directors	March 27, 2023