Form 10-Q
period 2023-03-31
Minority Equality Opportunities Acquisition Inc.
filed 2023-05-15
CIK 1859310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 1,117,022 shares of the Class A Common Stock, par value $0.0001 per share, and 3,162,500 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current Assets
Cash	$225,474	$407,250
Prepaid expenses	143,798	232,458
Total current assets	369,272	639,708
Cash held in Trust Account	10,576,179	10,297,411
Total Assets	$10,945,451	$10,937,119

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Accrued offering costs and expenses	$997,805	$988,960
Working capital loans - related party	500,000	500,000
Convertible promissory note - related party	1,265,000	1,265,000
Other current liability - Advance from target	699,167	449,167
Income taxes payable	270,080	253,660
Total current liabilities	3,732,052	3,456,787
Warrant liabilities	941,401	1,220,120
Deferred underwriting fee	4,554,000	4,554,000
Total Liabilities	9,227,453	9,230,907

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 958,897 shares at redemption value, $10.82 and $10.43 per share as of March 31, 2023 and December 31, 2022, respectively.	10,373,845	9,997,947

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 158,125 issued and outstanding as of March 31, 2023 and December 31, 2022 (excluding 958,897 shares subject to possible redemption)	16	16
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,162,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	316	316
Additional paid-in capital	—	—
Accumulated deficit	(8,656,179)	(8,292,067)
Total Stockholders’ Deficit	(8,655,847)	(8,291,735)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$10,945,451	$10,937,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$359,703	$358,240
Loss from operations	(359,703)	(358,240)

Other income:
Interest income earned on cash held in trust account	109,190	8,287
Change in fair value of warrant liabilities	278,719	4,326,744
Total other income	387,909	4,335,031

Income before provision for income taxes	28,206	3,976,791
Provision for income taxes	16,420	—
Net income	$11,786	$3,976,791

Basic and diluted weighted average shares outstanding, Class A common stock	1,117,022	12,808,125

Basic and diluted net income per share, Class A common stock	$0.00	$0.25

Basic and diluted weighted average shares outstanding, Class B common stock	3,162,500	3,162,500

Basic and diluted net income per share, Class B common stock	$0.00	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	158,125	$16	3,162,500	$316	$—	$(8,292,067)	$(8,291,735)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(375,898)	(375,898)
Net income	—	—	—	—	—	11,786	11,786
Balance – March 31, 2023	158,125	$16	3,162,500	$316	$—	$(8,656,179)	$(8,655,847)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	158,125	$16	3,162,500	$316	$—	$(11,827,524)	$(11,827,192)
Net income	—	—	—	—	—	3,976,791	3,976,791
Balance – March 31, 2022	158,125	$16	3,162,500	$316	$—	$(7,850,733)	$(7,850,401)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$11,786	$3,976,791
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned	(109,190)	(8,287)
Change in fair value of warrant liabilities	(278,719)	(4,326,744)
Changes in current assets and liabilities:
Prepaid expenses	88,660	55,103
Other current liability - Advance from target	250,000	—
Due to sponsor	—	(10,000)
Accrued offering costs and expenses	8,845	(85,314)
Income taxes payable	16,420	—
Net cash used in operating activities	(12,198)	(398,451)

Cash flows from investing activities:
Investment of cash in Trust Account	80,422	—
Net cash provided by investing activities	80,422	—

Cash flows from financing activities:
Proceeds from advance from target for extension notes	(250,000)	—
Proceeds from working capital loans - related party	—	337,000
Net cash (used in) provided by financing activities	(250,000)	337,000

Net change in cash	(181,776)	(61,451)
Cash – Beginning of the period	407,250	264,755
Cash – End of the period	$225,474	$203,304

Supplemental disclosure of non-cash financing activities:
Accretion of Class A common stock subject to possible redemption	$(375,898)	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

In connection with the special meeting of the stockholders of the Company that was held on November 30, 2022 (the “Extension Meeting”), the holders of 11,691,103 public shares exercised their right to redeem such public shares, as a result of which redemptions approximately $120.8 million, representing approximately 92% of the assets held in the trust account prior to such redemptions, was removed from the trust account, leaving approximately $9.9 million remaining in the trust account.

Initial Business Combination

On August 30, 2022, the Company entered into a Business Combination Agreement with MEOA Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of our company (“Merger Sub”), and Digerati Technologies, Inc., a Nevada corporation (“Digerati”). The Company also decided to extend the date by which it had to complete an initial Business Combination by three months from August 30, 2022 to November 30, 2022. An affiliate of the Sponsor provided the Company with a loan in the amount of $1.265 million to fund the three month extension. The Company is also entitled to further extend for up to six one month extensions totaling $500,000. As of May 15, 2023, Digerati has provided $500,000 for six one month extensions. The Company will have until May 30, 2023 to complete the initial Business Combination. Pursuant to the terms of the Company’s certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, as amended in connection with the Extension Meeting, in order to extend the time available for the Company to consummate its initial Business Combination during the six-month period from November 30, 2022 until May 30, 2023, the sponsor or its affiliates or designees must deposit into the trust account, for each additional one-month period, $83,333.33, on or prior to the date of the deadline with respect to such one -month extension period. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. The Company expects to close the proposed Business Combination with Digerati in the second quarter of 2023.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination; or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under the law or stock exchange listing requirements. The Company will provide the public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to voting on the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.15 per public share, and, as of May 13, 2023, and after giving effect to the redemption of 11,691,103 public shares in connection with the Extension Meeting, the amount in the Trust Account was $10,713,070, or approximately $11.17 per public share.

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

Liquidity, Capital Resources and Going Concern Considerations

As of March 31, 2023, the Company had $225,474 in cash and working capital deficit of $3,160,446. The Company’s liquidity needs up to March 31, 2023 were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5) and from the IPO proceeds not held in the Trust Account. On September 3, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2023 and December 31, 2022, there was $500,000 and $500,000, respectively, outstanding under the Working Capital Loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on March 27, 2023.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart the Company’s Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $225,474 and $407,250 of cash as of March 31, 2023 and December 31, 2022, respectively, and no cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, the Company had $10,576,179 and $10,297,411 in cash held in the Trust Account, respectively.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the 958,897 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of March 31, 2023 and December 31, 2022 is reconciled in the following table:

Gross proceeds from IPO	$126,500,000
Less:
Proceeds allocated to Public Warrants	(10,141,998)
Class A common stock issuance costs	(8,257,504)
Common stock redeemed	(119,833,806)
Plus:
Remeasurement of carrying value to redemption value	21,731,254
Class A common stock subject to possible redemption at redemption value, December 31, 2022	9,997,947
Plus:
Remeasurement of carrying value to redemption value	375,898
Class A common stock subject to possible redemption at redemption value, March 31, 2023	$10,373,845

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

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$3,076	$8,710	$3,189,308	$787,483
Denominator:
Basic and diluted weighted average shares outstanding	1,117,022	3,162,500	12,808,125	3,162,500
Basic and diluted net income per common stock	$0.00	$0.00	$0.25	$0.25

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 58.21% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

Promissory note – Related Party

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

On February 28, 2022 and March 21, 2022, the Sponsor agreed to loan the Company $174,000 and $163,000, respectively, as part of the Working Capital Loans. The promissory notes are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the promissory notes may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant. At March 31, 2023 and December 31, 2022, there was $500,000 and $500,000 of outstanding borrowings.

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

Advances from target

In relation to the Business Combination with Digerati, Digerati has agreed to fund operating expenses. As of March 31, 2023 and December 31, 2023 $699,167 and $449,167, respectively, was recorded as an advance from target.

Note 7 — Stockholders’ Deficit

Preferred Stock  - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common stock  - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 1,117,022  shares of Class A common stock outstanding, 958,897 of which are subject to possible redemption.

Class B Common stock  - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 3,162,500 shares of Class B common stock issued and outstanding, after giving retroactive effect to the stock dividend that the Company effected in August 2021, of which 412,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full. As a result of the underwriters’ election to fully exercise their over-allotment option on August 30, 2021, none of the Class B shares are subject to forfeiture any longer.

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

Note 8 — Recurring Fair Value Measurements

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Funds held in Trust Account	$10,576,179	$10,576,179	—	—

Liabilities:
Public Warrants: Liabilities	632,500	632,500	—	—
Private Placement Warrants: Liabilities	308,901	—	—	308,901
	$941,401	$632,500	$—	$308,901

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

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

The Company established the initial fair value of the Public Warrants on August 30, 2021 using a Modified Black Scholes simulation model, and as of March 31, 2023 and December 31, 2022 by using the associated trading price of the Public Warrants.  The Company established the initial fair value of the Private Placement Warrants on August 30, 2021 and on March 31, 2023 and December 31, 2022 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The following table presents the changes to Level 3 labilities for the year ended March 31, 2023 and December 31, 2022:

Fair Value at December 31, 2022	397,870
Change in fair value	(88,969)
Fair Value at March 31, 2023	$308,901

Fair Value at December 31, 2021	2,566,959
Change in fair value	(1,417,244)
Fair Value at March 31, 2022	$1,149,715

The key inputs into the Modified Black Scholes simulation, which is considered to be a Level 3 fair value measurement, as of August 30, 2021, December 31, 2022 and March 31, 2023 were as follows:

	(Initial Measurement) August 30, 2021	December 31, 2022	March 31, 2023
Risk-free interest rate	0.97%	4.75%	4.85%
Expected term remaining (years)	5.91	0.66	0.64
Expected volatility	17.00%	8.8%	5.30%
Stock price	$9.197	$10.38	$10.75

The probability of a business combination was 90%, 30% and 10% at August 30, 2021, December 31, 2022 and March 31, 2023, respectively.

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

The estimated fair value of the conversion feature related to the working capital loans as of issuance and for the period ended March 31, 2023 are zero.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustments or disclosures in the condensed consolidated financial statements.

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

Business Combination Agreement

On August 30, 2022, we entered into the Business Combination Agreement with Digerati Technologies, Inc. (“Digerati”) and MEOA Merger Sub, Inc. (“Merger Sub”). The Business Combination Agreement and the transactions contemplated thereby were approved by the board of directors of each of our company and Digerati. The Business Combination Agreement provides for, among other things, the merger of Merger Sub with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati becoming our wholly-owned subsidiary. In addition, we will be renamed Verve Technologies Corporation upon the consummation of the Business Combination. References herein to “New Digerati” are references to our company following the closing of the Business Combination.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the merger contemplated by the Business Combination Agreement (the “Effective Time”), based on an implied equity value of Digerati of $71,080,810: (i) each share of our Class A common stock and Class B common stock issued and outstanding immediately prior to the Effective Time will become one share of New Digerati Common Stock; (ii) each share of the common stock of Digerati outstanding as of immediately prior to the Effective Time (which, for the avoidance of doubt, will include shares of the common stock of Digerati issued upon the exercise of those certain warrants to purchase shares of the common stock of Digerati that were issued to Post Road Special Opportunity Fund II LP and Post Road Special Opportunity Fund II Offshore LP (together, the “Post Road Warrant”) and upon the conversion of Digerati’s outstanding shares of Series B Preferred Stock and Series C Preferred Stock, which exercise and conversions shall occur prior to the Effective Time) will be automatically cancelled and extinguished and converted into a right to receive shares of New Digerati Common Stock; (iii) each share of capital stock of Merger Sub issued and outstanding as of immediately prior to the Effective Time will be automatically cancelled and extinguished and converted into one share of New Digerati Common Stock; (iv) all vested and unvested options to purchase Digerati common stock will be assumed by our company and thereafter be settled or exercisable for shares of New Digerati Common Stock; (v) each warrant to purchase shares of Digerati common stock (other than the Post Road Warrant, which shall be exercised prior to the Effective Time) will be assumed by our company and thereafter be a warrant to purchase shares of New Digerati Common Stock (provided, however, that those certain warrants to purchase up to 13,534,535 shares of the common stock of Digerati that Digerati issued to four (4) bridge lenders in November and December 2022 (the “Bridge Loan Warrants”) (although they will be assumed by our company) are not part of the implied equity value of Digerati); and (vi) each share of Digerati preferred stock that will remain outstanding after the Effective Time will be assumed by our company and thereafter be convertible into shares of New Digerati Common Stock.

On February 14, 2023, the parties to the Business Combination Agreement amended the Business Combination Agreement (the “February Amendment”) to increase the implied equity value of Digerati from $68,680,807 to $71,080,810 to give effect to the issuance by Digerati to Maxim, immediately prior to the closing of the Business Combination, of such number of shares of the common stock of Digerati as would be exchanged for an aggregate of 240,000 shares of New Digerati Common Stock upon the closing of the Business Combination as partial compensation for financial advisory services that Maxim provided to Digerati in connection with the Business Combination. The February Amendment also clarified that the shares of the common stock of Digerati underlying the Bridge Loan Warrants would not be part of the implied equity value of Digerati of $71,080,810, and it clarified that none of the shares underlying any of the convertible promissory notes of Digerati that are outstanding upon the closing of the Business Combination are part of the implied equity value of Digerati of $71,080,810.

On February 24, 2023, the parties to the Business Combination Agreement further amended the Business Combination Agreement to, among other things, extend the Termination Date (as defined in the Business Combination Agreement) from February 25, 2023 to April 28, 2023.

On February 24, 2023, the parties to the Business Combination Agreement further amended the Business Combination Agreement to, among other things, extend the Termination Date from April 28, 2023 to May 30, 2023.

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

At the Extension Meeting, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination from November 30, 2022 up to six (6) one-month extensions to May 30, 2023. We filed a certificate of amendment to our amended and restated certificate of incorporation on November 29, 2022 with the Secretary of State of the State of Delaware to effect such extension. As per such extension, an additional $83,333.33 must be deposited into the Trust Account for each month extended. As of the date of this report, an aggregate of $500,000 has been deposited into the Trust Account in connection with six one-month extensions. The funds for such extensions were provided by Digerati pursuant to an agreement dated November 9, 2022 between MEOA and Digerati whereby, among other things, Digerati agreed to provide up to $500,000 to be deposited into the Trust Account to extend the business combination period up to six times (for a total extension of six months from November 30, 2022).

Liquidity, Capital Resources and Going Concern Considerations

As of March 31, 2023, we had $225,474 in cash and working capital deficit of $3,160,446.

Our liquidity needs up to March 31, 2023 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from our Sponsor of up to $300,000. After consummation of the IPO on August 30, 2021, we had approximately $1.6 million in our operating bank account, and working capital of approximately $0.8 million. On September 3, 2021, the Sponsor agreed to provide us with loans in such amounts as may be required to fund our working capital requirements up to an aggregate of $500,000. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

On February 28, 2022, March 21, 2022, and September 19, 2022, the Sponsor (or an affiliate of the Sponsor) agreed to loan to us $174,000, $163,000, and $163,000, respectively, as part of the Working Capital Loans. The promissory notes are non-interest bearing and payable upon consummation of our initial Business Combination. At the lender’s discretion, the promissory notes may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant. As of March 31, 2023 and December 31, 2022, there was $500,000 and $500,000 of borrowings, respectively. We assessed the provisions of the convertible promissory notes under ASC 815-15. The derivative component of the obligations is initially valued and classified as derivative liabilities with an offset to a discount on the promissory notes. To calculate the value of the embedded derivative the Monte Carlo Model was utilized to fair value the underlying warrants and the compound option. The fair value of the conversion feature was zero at the dates of issuance and at March 31, 2023.

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

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period from February 18, 2021 (inception) through March 31, 2023 relates to our formation and the Initial Public Offering and search for a target for our initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $11,786, which included interest income earned on cash held in Trust Account of $109,190 and change in fair value of warrant liabilities of $278,719, offset by formation and operating costs of $359,703 and provision for income tax of $16,420.

For the three months ended March 31, 2022, we had net income of $3,976,791, which included a change in fair value of warrant liabilities of $4,326,744 and interest income earned on cash held in Trust Account of $8,287, offset by formation and operating costs of $358,240.

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

Registration Rights Agreement

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023, the 958,897 shares of Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets. There was no change to redemption value at March 31, 2023 since the incurred taxes exceed the interest earned inception to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to possible redemption since it is only taken into account in the event of our liquidation. In connection with the Extension Meeting, stockholders holding 11,691,103 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result of such redemptions, approximately $120.8 million (approximately $10.33 per share), representing approximately 92% of the assets held in the Trust Account prior to such redemptions, was removed from the Trust Account to pay such holders.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses which existed as of March 31, 2023. Since inception in 2021 to the present, we did not effectively segregate certain accounting duties due to the small size of our accounting staff. In addition, we restated our financial statements as of August 25, 2021 regarding the classification of redeemable Class A Shares, which constitutes a material weakness in our internal control over financial reporting. Regarding the restatement of our balance sheet included in our Form 8-K, as filed with the SEC on September 3, 2021, certain redemption provisions not solely within our control require common stock subject to possible redemption to be classified outside of permanent equity. We had previously classified a portion of the Class A common stock in permanent equity. We restated our financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in our charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2023, and that there were material weaknesses as identified in this Quarterly Report, we believe that our condensed consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to material litigation proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that was filed with the Securities and Exchange Commission on March 27, 2023 (the “2022 Form 10-K”). Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2022 Form 10-K.

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

In connection with a special meeting of our stockholders that was held on November 29, 2022, the holders of 11,691,103 shares of our Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result of such redemptions, approximately $120.8 million (approximately $10.33 per share), representing approximately 92% of the assets held in the trust account prior to such redemptions, was removed from the trust account to pay such holders.

There has been no material change in the planned use of the proceeds from the IPO and the private placement as is described in the final prospectus included in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement dated as of August 30, 2022 by and among Minority Equality Opportunities Acquisition Inc., MEOA Merger Sub, Inc. and Digerati Technologies, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on September 6, 2022, and incorporated herein by reference).
2.2	Amendment No. 1 to Business Combination Agreement, dated as of February 13, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on February 17, 2023, and incorporated herein by reference).
2.3	Amendment No. 2 to Business Combination Agreement, dated as of February 24, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 1, 2023, and incorporated herein by reference).
2.4	Amendment No. 3 to Business Combination Agreement, dated as of May 1, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 5, 2023, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Minority Equality Opportunities Acquisition Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on August 31, 2021, and incorporated herein by reference).
3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Minority Equality Opportunities Acquisition Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2022, and incorporated herein by reference).
3.3	Bylaws of Minority Equality Opportunities Acquisition Inc. (filed as Exhibit 3.3 to the Registration Statement on Form S-1 (No. 333-258241), and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINORITY EQUALITY OPPORTUNITIES ACQUISITION INC.

Date: May 15, 2023	By:	/s/ Shawn D. Rochester
	Name:	Shawn D. Rochester
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Robin D. Watkins
	Name:	Robin D. Watkins
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)